Form 10-K
period 2001-12-31
TOUCH AMERICA HOLDINGS INC
filed 2002-04-01
CIK 1144835

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2001 -OR-

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ______________ to _______________.

Commission File Number 1-31237

TOUCH AMERICA HOLDINGS, INC.

(successor to The Montana Power Company)
(Exact name of registrant as specified in its charter)

Delaware	81-0540231
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

130 North Main St., Butte, Montana	59701-9332
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code (406) 497-5100

Exhibit Index is found on page 91.

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock	New York Stock Exchange
Pacific Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Preferred Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X No ___

The aggregate market value of the voting stock held by nonaffiliates of the Company was $425,895,109 at March 22, 2002.

On March 22, 2002, the Company had 103,772,874 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [].

PART I

When we use the terms "Registrant," "Company," "Touch America," "we," "us," or "our" in this Form 10-K, we mean Touch America Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries, Entech, LLC, Tetragenics Company, and Touch America, Inc. When we use the terms "Montana Power" or "MPC," we mean our predecessor company, The Montana Power Company.

WARNINGS ABOUT FORWARD-LOOKING STATEMENTS

We are including cautionary statements herein to make applicable and take advantage of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us, or on our behalf, in this Form 10-K. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions, and other statements, which are statements other than those of historical fact. These forward-looking statements include, among others, statements concerning our strategy and transition to a telecommunications company, revenue and cost trends, expense reduction strategies, pricing strategies, planned capital expenditures, financing needs and availability, and changes in the telecommunications industry. Forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "believes," and similar expressions. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date that we file this Form 10-K.

Forward-looking statements that we make are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed in, or implied by, the forward-looking statements. Investors and other readers of the forward-looking statements are cautioned that these statements are not a guarantee of future performance and that the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. Some, but not all, of the risks and uncertainties are included under "Challenges Facing the Telecommunications Industry and Our Company" in Item 1, "Business."

ITEM 1. BUSINESS

GENERAL development of business

Touch America Holdings, Inc., was incorporated on September 27, 2000 under the laws of the state of Delaware. We are the publicly traded successor to The Montana Power Company (MPC), which prior to the reorganization discussed below, provided telecommunications and energy products and services. With our transition to Touch America Holdings, Inc., we are now a national broadband telecommunications company, providing services including customized voice, data and video transport through our principal operating subsidiary, Touch America, Inc.

On March 28, 2000, MPC's Board of Directors announced its decision to divest its multiple energy businesses, separating them from Touch America, Inc. The Board of Directors decided to divest the energy businesses based on a belief that the divestiture would allow the company to focus on Touch America, Inc.'s telecommunications business, while enabling the energy businesses to continue under new ownership. The Board of Directors concluded that the existing structure, which had been created to be responsive to the demands of a regulated utility business, could not continue to meet the demands and ensure the success of the different energy and telecommunications businesses.

Consequently, MPC implemented a restructuring plan to transform from an energy and telecommunications business to Touch America Holdings, Inc., a telecommunications business. MPC sold its oil and natural gas operations on October 31, 2000, Continental Energy Services, Inc. (Continental Energy), on February 21, 2001, and its coal operations on April 30, 2001. Also, as part of the restructuring plan, on February 13, 2002, MPC merged with The Montana Power, L.L.C. (MPLLC), a Montana limited liability company and wholly owned subsidiary of Touch America Holdings, Inc. Pursuant to the related merger agreement, shareholders of MPC then became shareholders of Touch America Holdings, Inc. On February 15, 2002, we sold the utility operations to NorthWestern Corporation (NorthWestern), a South Dakota-based energy company. With this sale, all of the energy businesses were divested and we became a stand-alone telecommunications company.

As Touch America Holdings, Inc. (Touch America), we develop, own, and operate a 22,000-mile high-speed fiber optic network through our subsidiary, Touch America, Inc., a national broadband telecommunications operating company. We expect our network will span 26,000 route miles and 40 states by early 2003.

In addition to MPC's restructuring, another important step in becoming the company we are today was our June 30, 2000 acquisition, which we refer to as the Qwest acquisition, of the wholesale, private line, long-distance, and other telecommunications services in the former U S WEST's fourteen-state region from Qwest Communications International, Inc. (Qwest) for approximately $206,000,000. As part of this acquisition, we also gained approximately 1,800 route miles.

Telecommunications OPERATIONS

  STRATEGY

Our objectives are to complete our fiber optic network and become a profitable, nationally recognized provider of telecommunications transport services. Currently, we serve more than 300,000 customer accounts, including other communications services providers, banks, retail chains and governmental agencies.

To achieve our objectives, we seek to provide excellent customer service, increase our wholesale and commercial customer base, target product lines with the highest margins, and reduce network costs. Some of the steps we are taking to meet our objectives and strengthen our position include:

  Completing our fiber optic network. This will allow us to decrease our reliance on other telecommunications services providers to carry our customers' traffic, thereby decreasing network costs;
  Focusing on wholesale and large regional and national commercial accounts within the reach of our network. We are targeting these market segments, combined with emphasizing the sale of data products, particularly private line and Asynchronous Transfer Mode (ATM)/Frame Relay and Internet Protocol (IP) products;
  Renegotiating carrier agreements. We are seeking to negotiate lower cost carrier agreements as we increase the number of our customers and the scope of our services;
  Implementing Touch America Business Solutions (TABS). TABS is our new integrated order entry, provisioning, and billing system, which we are currently implementing. The TABS system brings our customer information into one system, improving customer service and increasing efficiency;
  Expanding our Customer Care Center in Missoula, Montana. All customer service can now be handled in-house, which enables us to improve response time and customer service; and
  Reducing network costs. We are focused on reducing our network costs and increasing our efficiency.

  Our Network/Products and Services

Our fiber optic network spans approximately 22,000 route miles with coverage from Chicago to Dallas and most areas to the west of that route. With the completion of our currently planned construction and through exchanges, we expect to have 26,000 route miles and extend our coverage from Texas to Florida and up the east coast into New York.

Our fiber optic network is designed to ensure reliability by automatically rerouting traffic to prevent interruptions. We use current technology to optimize network performance and utilization. This is accomplished through Synchronous Optical Network (SONET) ring technology and a "one-for-one" design. A SONET ring is used to instantaneously reroute traffic in the opposite direction on the ring in the event of a fiber cut or other service interruption. The "one-for-one" design ensures reliability, because it requires one extra lit fiber for every lit fiber carrying traffic. In the event of an interruption on the traffic-carrying fiber, traffic is immediately switched to the extra lit fiber. Our network also allows voice, data, video, and Internet services to be provided on a single fiber optic backbone. We are also installing Sonus Networks' softswitch and media gateway systems, which will allow us to carry our voice traffic on our Voice over IP (VoIP) network.

The management of our network is based at our primary Network Operations Center (NOC) located in Butte, Montana, which is the control center for our entire telecommunications operation, the fiber optic network, the ATM, Frame Relay and IP networks, and voice and dedicated lines. From the NOC, we constantly monitor our system to safeguard against service interruption. Our secondary NOC, which can assume network management responsibilities, is located in Denver, Colorado.

We provide a variety of telecommunications services and products to meet our customers' needs. These products and services include:

  Private Line Services - This service provides dedicated telecommunications connections between end user locations. It provides our customers with fixed amounts of point-to-point capacity across our fiber optic network to transport voice and data;
  ATM/Frame Relay Services - ATM is a highly scalable transport technology that represents the first worldwide standard to be embraced by the computer and communications industries. Our ATM service enables our customers to prioritize their communication needs through a single, all-encompassing network service that offers substantial network capacity and universal, flexible connectivity. ATM's switching transmission technology controls and shapes traffic, making it useful for video, voice, Internet, and other delay-sensitive traffic. ATM also provides an alternative to private lines for bulk transmission of voice and data traffic. Frame Relay is a streamlined, highly scalable, high-speed data packet technology for exchanging data, video, voice, and Internet communications among various locations. This service allows customers to transmit digital information quickly and efficiently to multiple locations;
  Internet Services - We provide two types of Internet service. Our Dial Internet Access product line offers business and residential customers unlimited, local-number access to the Internet from almost anywhere in the country. Our Dedicated Internet Access offers continuous connectivity to the Internet with the ability to scale large bandwidth needs at competitive prices;
  Voice Services - We provide voice-switching capability, including calling card and conferencing services, allowing customers to originate and terminate both wholesale and retail long-distance traffic on our network. In 2001, we introduced VoIP switching. This technology provides greater efficiency, because it uses the same backbone as our IP Network and readies us for the next generation of VoIP telephony;
  Managed Security Services - We have partnered with a third party to offer flexible and scalable security options to customers. Services and products offered range from firewall protection and secure data transport to virus protection for customers' networks;
  Broadband Capacity - We lease capacity on our network as an inexpensive and quick-growth solution for large businesses, Internet Service Providers (ISPs), and other telecommunications service carriers; and
  Dark Fiber and Conduit Rights - We lease rights to use dark fiber, which are fiber strands not connected to any electronic equipment or related services. We allow lessees of dark-fiber rights to install their own electronic equipment. In addition, when we build a new segment of the network, we generally install spare, empty conduits that we lease to others.

  CONSTRUCTION PROJECT

In October 1999, we entered into a contract to construct a high-speed, fiber optic network for AT&T Corp. (AT&T). The contract allows us to install our own fiber optic network at the same time and along the same routes we are constructing for AT&T. The contract contains capped performance incentives if we meet, and capped penalties if we do not meet, aggressive completion targets. AT&T reimburses us for costs associated with their portion of the build. The reimbursements are paid at various stages of the construction project. We expect all routes to be completed within the targeted dates, for a scheduled completion by early 2003.

  SALES AND MARKETING

We have recently decreased our sales force, concentrating our resources on maintaining a highly qualified and experienced sales and marketing team. We are targeting wholesale and large commercial accounts with a focus on the sale of data products.

  COMPETITION

The telecommunications industry is highly competitive. Some competitors in the markets of carrier services and fiber-optic network providers may have personnel, financial, and other competitive advantages. In the market for telecommunication services providers, we compete primarily with other coast-to-coast and regional fiber-optic network providers, such as Williams Communications, Qwest, Level 3, Global Crossing, and Broadwing. We also compete with numerous other service providers that focus either on a specific product or set of products or within a geographic region. We compete primarily on the basis of pricing, quality of service, network reliability, and customer service and support. We have only recently begun to offer some new services and products and, as a result, we may have fewer and less well established customer relationships than some of our competitors.

  CUSTOMERS

Our customers currently include regional Bell operating companies (RBOCs), ISPs, long-distance carriers, and other communications services providers as well as banks, supermarket and drugstore chains, airlines, and the U.S. Government.

Sales to one customer accounted for 24 percent of our 2001 revenues. We derive a portion of our revenues from services provided to other telecommunications companies, and have some concentration of credit risk among our customer base. For further information, see Consolidated Financial Statements Note 1, "Summary of Significant Accounting Policies" in the "Concentration of Credit Risk and Significant Customers" section.

  INVESTMENTS

To expand our network and increase our revenues, we maintain ownership interests in the following unconsolidated investments:

  49.9 percent interest in TW Wireless, L.L.C. (TWW), which owns and operates a Personal Communications Services (PCS) wireless network and sells wireless service;
  25 percent interest in Minnesota PCS, L.P. (MPCS), which owns and operates a PCS wireless network and sells wireless service through its subsidiary, Wireless North (WN);
  50 percent interest in American Fiber Touch, L.L.C. (AFT), which we established with AEP Communications, L.L.C., a subsidiary of American Electric Power, to jointly construct one segment of our 4,300-mile AT&T construction project;
  50 percent interest in Sierra Touch America, L.L.C. (STA), which we established with Sierra Pacific Communications, Inc., a subsidiary of Sierra Pacific, to jointly construct another segment of the AT&T construction project;
  33.3 percent interest in FTV Communications (FTV), which primarily provides operating, maintenance, and colocation services; and
  50 percent interest in Northern Colorado Telecommunications, L.L.C., which owns and operates a 240-mile fiber optic ring surrounding the Denver metropolitan area.

We record our initial investments at cost and have accounted for these investments under the equity method because we maintain 20 to 50 percent ownership interests, and we have the ability to exercise significant influence, but not control, over the financial and operating policies of these investments. For more information regarding our unconsolidated investments, see Consolidated Financial Statements Note 4, "Unconsolidated Investments," and Note 13, "Commitments," in the "Unconsolidated Investments" section.

  RegulatION

The Telecommunications Act of 1996 provides for significant deregulation of the United States telecommunications industry, including the local exchange and long-distance industries. This Act remains subject to judicial review and additional Federal Communications Commission (FCC) rulemaking and, therefore, we are unable to predict the ultimate effect of this regulation on our business.

Telecommunications services are subject to regulation at the local, state, federal, and foreign levels. In addition, many regulatory actions are underway or being contemplated by federal, state, and local governmental authorities. Future legislative, judicial, and regulatory agency actions could increase our costs, causing the loss of customers and revenues, in addition to impeding or prohibiting our growth.

CHALLENGES FACING THE TELECOMMUNICATIONS INDUSTRY AND OUR COMPANY

We discuss below the challenges and risks associated with the telecommunications industry in which we operate, as well as other challenges and risks that relate specifically to our company.
  CHALLENGES FACING THE TELECOMMUNICATIONS INDUSTRY

Some or all of the following challenges and risks may have a material impact on our business and operations.

Current Economic Conditions Affect the Financial Position of Telecommunications Services Providers

The duration and extent of the current U.S. economic downturn directly affects the telecommunications industry in which we operate, decreasing demand for products and services and diminishing the financial stability of some of our customers. The economic downturn has especially impacted the sector of the telecommunications industry in which we operate, the sector reliant upon selling fiber optic capacity. Service providers face significant financial challenges resulting directly from lower prices for products and services, increased difficulty collecting revenue from customers, perceptions of an overbuilding of fiber optic network capacity, and difficulty in accessing the capital markets that previously provided a readily available source of working capital. During 2001 and early 2002, a number of fiber optic network providers filed for bankruptcy protection, while others began exploring restructuring options.

Intense Competition Exists among Telecommunications Services Providers

The current economic slowdown, together with less than expected demand for fiber optic network capacity and related services, has resulted in intense price competition. Price competition affects sales as well as profitability. While prices appear to be stabilizing, we expect to continue to experience price competition due to these conditions.

In addition to price competition, telecommunications service providers compete on the basis of network availability, service quality and reliability, customer service, and location. Also, customer perception of the quality and terms offered by competing providers is important, as is the relative strength of a competitor's balance sheet.

Finally, not all telecommunications service providers have equal resources and capabilities. Competitive advantages such as greater name recognition, greater financial, technical and marketing resources, larger customer and revenue bases, well-established relationships with current and potential customers, and more sophisticated industry knowledge are disproportionately distributed across the telecommunications industry. We expect to continue to face competition from providers who may have greater resources than we do in some areas.

Technology Changes Quickly and Could Make Our Technology Obsolete or Require Additional Investment to Update It

The telecommunications industry is affected by rapid technological change. Future technology advances may decrease prices and operating margins. New technologies may be superior to, and render obsolete, current technologies, including the technologies we currently employ. Future success for telecommunications service providers therefore depends in part on the ability to anticipate and adapt to technological change in a timely manner.

Changes in Local, State, and Federal Regulation May Have Material Impacts on Service Providers

As noted above, the telecommunications industry is subject to local, state, federal and foreign regulation, affecting the day-to-day conduct of business, as well as the longer-term prospects of the telecommunications industry. Changes in the current structure of regulation may materially impact telecommunications service providers, including us. For example, RBOCs are currently prohibited from providing certain long-distance related services within the region where they dominate the local access service component. If the law or regulation is changed to allow the RBOCs to compete in the long-distance business, their market position may give them a competitive advantage. Thus, our business will continue to be affected by changes in the regulatory environment in which we operate.
  CHALLENGES FACING OUR BUSINESS AND OPERATIONS

Network Service Provisioning and Delivery Delay Will Adversely Affect Our Operations

Like all telecommunications service providers, we sometimes experience delay in provisioning and delivering network services. This can be caused by a delay in obtaining capacity from other providers, inadequate local connectivity, delayed receipt of equipment from vendors, and inefficient operating systems and controls. Provisioning and delivery delay adversely impacts revenue collection and customer perception of our service quality. Because all telecommunications service providers' networks must rely on other carriers, some service delivery delays will continue for the foreseeable future to be part of the telecommunications business. While we cannot guarantee our systems will meet our provisioning and service delivery goals, we are striving to distinguish our service delivery through the use of a highly efficient and unique operating system, which we believe will facilitate higher-than-standard performance.

Network Service Interruptions Could Expose Us to Liability or Cause Us to Lose Customers

While we have designed and constructed our network first, to avoid, and second, to minimize service interruptions, we cannot guarantee network service will never be interrupted. Like every telecommunications service provider, our operations depend on our ability to avoid and minimize any damages from power losses, excessive sustained or peak user demand, equipment failures, network software flaws, fiber optic cable cuts, or natural disasters. Any failure of equipment or network facilities could result in interruption of customer service until repairs are made or until equipment replacements are installed. Similarly, if a carrier or other service provider upon whom we are dependent fails to provide service to us, the service to our customers could be interrupted. If service is not restored in a timely manner, agreements with customers may obligate us to provide credit or other remedies, which would reduce our revenues. Service disruptions could also damage our reputation with customers, causing us to lose existing customers or have difficulty attracting new ones. Many customers' communications needs are extremely time-sensitive, and service delivery interruption may cause these customers significant losses.

Traffic Volume on Our Network Must Increase to Improve Our Profitability

We must substantially increase the volume of data, Internet, video transmission, and dedicated private line services on our network to realize our anticipated revenues, cash flow, operating efficiencies and cost benefits. To do this, we will need to develop commitments with new large-volume customers, as well as increase commitments from our current customers. If we are unable to increase dedicated and data traffic on our network, our ability to realize profits and earnings growth will be adversely affected.

Qwest Dispute Resolution is Complex and Results Could Be Unsatisfactory

As described in Item 3, "Legal Proceedings," and Consolidated Financial Statements Note 12, "Contingencies," we are disputing a number of complex and important matters with Qwest, including Qwest's failure to allow us to obtain the economic benefits of our June 2000 acquisition from Qwest of numerous customers, facilities, and service contracts. These disputes are subject to separate proceedings before an arbitrator, the FCC, and a federal court. The outcomes of these disputes are materially important. While we are confident of our ability to preserve our interests in these proceedings, we cannot guarantee we will attain our desired results.

Our disputes with Qwest have also affected the services and revenues each party provides the other. We have mitigated potential adverse consequences by becoming less dependent on Qwest-provided systems and networks. Implementation of our order entry, provisioning and billing system, for example, will permit us to limit our exposure to potential adverse consequences of these disputes so that the exposure no longer continues to grow. By year-end 2002, we plan to migrate all traffic that can physically be migrated from Qwest's network to our own network or the network of other providers. At the same time, Qwest purchased a significant amount of services from us in 2001. In the context of these disputes, Qwest has ceased to purchase a material portion of the services that it previously purchased from us. Qwest's termination of these purchases has reduced our revenue in 2001 and we expect may reduce our annual pre-tax income in 2002.

If We Need Financing and Are Unable to Obtain It on Reasonable Terms, Our Ability to Conduct Our Business and Meet Our Commitments Could Be Adversely Affected

We are committed to maintaining and expanding our fiber optic network in accordance with our plans and commitments and believe we have a competitive advantage over many of our competitors because we currently have no outstanding short- or long-term debt. If, however, we do not adequately reduce our expenses and generate sufficient cash flow to maintain our network and meet our build-out commitments, we may be required to seek financing by incurring debt or otherwise. We cannot predict with certainty whether we will need financing in 2002 or, if we do, whether financing will be available at that time on acceptable terms. An inability to raise funds when needed could have an adverse effect on our operations and the ability to maintain and increase our business. Further, if we decide to raise funds through the incurrence of debt, we may become subject to restrictive financial covenants and ratios, which could otherwise limit our operations.

Our ability to arrange future financing and the costs of financing depend upon many factors, including but not limited to:

  General economic and capital markets conditions;
  Conditions in the telecommunications market;
  Regulatory developments;
  Credit availability from banks or other lenders;
  Investor confidence in the telecommunications industry and in us;
  Our business prospects;
  Our ability to limit our expenses and other expenditures; and
  Provisions of tax and securities laws that are conducive to raising capital.

Discontinued Operations

On December 28, 2001, MPC, NorthWestern, the Montana Consumer Council, and the Montana Large Customer Group filed a settlement agreement with The Montana Public Service Commission (PSC) resolving issues related to the sale of the utility. On January 29, 2002, the PSC approved the utility operations under NorthWestern as a fit, willing, and able provider of adequate service and facilities at just and reasonable rates. This was the last remaining regulatory approval required for the sale of the utility operations to NorthWestern. MPC received approval for the utility sale from its shareholders at a special meeting in September 2001, having received regulatory approval from the Federal Energy Regulatory Commission (FERC) in February 2001.

MPC sold its oil and natural gas operations on October 31, 2000, Continental Energy on February 21, 2001, and its coal operations on April 30, 2001. With the sale of the utility operations on February 15, 2002, all of the energy businesses were divested and Touch America was established as a stand-alone company.

Prior to the sale of the former utility operations, MPC operated a regulated electric utility, consisting principally of electric transmission and distribution systems, and a natural gas transmission and distribution utility that purchased, transported, distributed, and stored natural gas. In addition, through its former unregulated Colstrip Unit 4 Lease Management Division, MPC sold electric energy from its Colstrip Unit 4 operation.

Pursuant to the provisions of the September 29, 2000 Unit Purchase Agreement with NorthWestern, under which the utility operations were sold to NorthWestern, we have agreed to indemnify NorthWestern for certain adverse consequences which may arise following the sale. For additional information on the indemnification, see Consolidated Financial Statements Note 12, "Contingencies" in the "Sale of MPLLC/Utility Business - Indemnity Obligations" section.

For additional information on the sales of the energy businesses and the application of discontinued operations accounting treatment, see Consolidated Financial Statements Note 2, "Decision to Sell Energy Businesses." For additional information on how our business plan affects liquidity and capital resources, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), in the "Liquidity and Capital Resources" section.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

We are a national provider of voice, data, and video broadband services. We have one reportable segment, telecommunications services. Executive management reviews the revenue streams of the various products and geographic locations; however, financial performance is evaluated based on delivery of products on a single network.

ENVIRONMENTAL ISSUES

We are subject to numerous local, state, and federal environmental laws and regulations. We do not expect environmental costs to have a material effect on our consolidated financial position, results of operations, or cash flows.

For additional information on environmental issues, see Consolidated Financial Statements Note 12, "Contingencies," in the "Sale of MPLLC/Utility Business - Indemnity Obligations" and "Sale of Oil and Natural Gas Operations" sections.

EMPLOYEES

At December 31, 2001, 838 of MPC's 2,112 employees were associated with its telecommunications operations.

FOREIGN AND DOMESTIC OPERATIONS

We have no foreign operations.

ITEM 2. PROPERTIES

TELECOMMUNICATIONS

Our fiber optic network and its component assets, which we own, lease, or hold pursuant to licenses, are our primary telecommunications properties. We either hold title to, or have proprietary rights in, the route miles constituting our fiber optic network. Those route miles to which we do not have legal title are held principally through Indefeasible Rights-of-Use (IRU) agreements that extend for an economic life of twenty to twenty-five years.

We believe that we have obtained the necessary licenses, permits, easements, leases, and other rights and interests from third-party landowners and governmental authorities and have completed particular regulatory filings to permit us to install conduit and fiber. These rights and interests generally are nonexclusive and, when possible, we hold them under multi-year agreements with renewal options.

We own a general office building in Butte, Montana, where our executive and administrative offices and primary network operating center are located. We also lease twenty-one offices in thirteen states located throughout the western United States and Washington, DC.

Discontinued Operations

  Electric Utility

At December 31, 2001, MPC owned and operated 6,923 miles of electric transmission lines and 16,460 miles of electric distribution lines. MPC's electric transmission system extended through the western two thirds of Montana.

  Colstrip unit 4

MPC's former unregulated Colstrip Unit 4 Lease Management Division leased a 30-percent share of Colstrip Unit 4, an 805 MW (gross capacity) coal-fired power plant located in southeastern Montana. A long-term coal supply contract with Western Energy Company provided the coal necessary to run the plant.

  Natural Gas Utility

MPC's natural gas utility, at December 31, 2001, owned and operated 2,039 miles of natural gas transmission lines and 3,884 miles of natural gas distribution mains. MPC served natural gas customers from its transportation system, which extended through the western two thirds of Montana. MPC also had four natural gas storage fields that enabled it to store natural gas in excess of system load requirements.

ITEM 3. LEGAL PROCEEDINGS

On August 10, 2001, Qwest Communications Corporation (Qwest) filed a lawsuit in Denver County, Colorado District Court. In this lawsuit, Qwest is seeking damages, in an amount to be proven at trial, resulting from two agreements entered into between the parties as a result of our June 30, 2000 acquisition from Qwest. On August 27, 2001, we moved the Colorado State Court action to the United States District Court for the District of Colorado. On September 7, 2001, we filed an answer to Qwest's complaint, generally denying Qwest's accusations, and filed a counterclaim against Qwest. We disagree with the assertions in Qwest's filing, believe that the claims lack merit, and are vigorously defending this action.

On August 16, 2001, eight individuals filed a lawsuit in Montana State District Court, naming MPC, eleven members of the MPC Board of Directors, three officers of both Touch America and MPC, and PPL Montana as defendants. In their complaint, the plaintiffs allege that MPC and its directors and officers had a legal obligation and a fiduciary duty to obtain shareholder approval before the sale of the former electric generation assets to PPL Montana. On September 14, 2001, the complaint was amended to add one other current officer of Touch America, one other current officer of MPC, and our investment banking consultants as additional defendants. We believe that MPC and its directors and officers, and the Touch America officers, have fully complied with their statutory and fiduciary duties. Accordingly, we are defending the suit vigorously.

For additional information regarding these and other legal proceedings, see Consolidated Financial Statements Note 12, "Contingencies."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

Part II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock Information

The following table presents the high and low sale prices of MPC's common stock for the years 2001 and 2000, as well as dividends declared for the year 2000. In conjunction with the transition to a telecommunications enterprise, the MPC Board of Directors voted in October 2000 to eliminate the dividend payment on common stock, effective the first quarter 2001. The final quarterly dividend on MPC's common stock was $0.20 per share, payable on November 1, 2000. MPC had 28,048 common shareholders of record on December 31, 2001.

On February 14, 2002, Touch America Holdings, Inc. common stock began trading on the New York Stock Exchange and Pacific Exchange, Inc. under the symbol TAA.

Common stock information:

2001	High	Low	Dividends Declared Per Share
1st Quarter	$26.50	$13.05	-
2nd Quarter	16.75	9.65	-
3rd Quarter	11.48	5.07	-
4th Quarter	7.46	3.95	-

2000	High	Low	Dividends Declared Per Share
1st Quarter	$65.75	$34.63	$0.20
2nd Quarter	64.63	35.31	0.20
3rd Quarter	39.94	28.50	0.20
4th Quarter	37.38	18.50	-

ITEM 6. SELECTED FINANCIAL DATA, 2001-1997

For additional information on the divestiture of the energy businesses and our application of discontinued operations accounting, see Consolidated Financial Statements Note 2, "Decision to Sell Energy Businesses," and the "Results of Operations" section of MD&A.

balance sheet Items

	2001	2000	1999	1998	1997
	(Thousands of Dollars)

ASSETS:
Telecommunications property	$1,081,559	$771,893	$237,881	$114,027	$97,457
Less: accumulated depreciation and amortization	81,240	41,977	21,617	13,489	16,610
Net telecommunications property	1,000,319	729,916	216,264	100,538	80,847

Energy business properties	-	1,643,151	2,279,918	2,999,451	2,902,075
Less: accumulated depreciation and amortization	-	553,821	791,447	1,018,889	931,375
Net energy business properties	-	1,089,330	1,488,471	1,980,562	1,970,700

Total net plant and property	1,000,319	1,819,246	1,704,735	2,081,100	2,051,547

Other assets	538,107	903,679	1,344,008	846,995	754,349
Assets of discontinued operations	1,521,054	282,350	-	-	-
Total Assets	$3,059,480	$3,005,275	$3,048,743	$2,928,095	$2,805,896

LIABILITIES AND SHAREHOLDERS' EQUITY:
Common shareholders' equity	$1,131,703	$1,123,585	$1,029,217	$1,112,103	$1,037,534
Unallocated stock held by trustee for retirement savings plan	(12,762)	(17,227)	(20,401)	(23,298)	(25,945)
Preferred stock	57,654	57,654	57,654	57,654	57,654
Company obligated mandatorily redeemable preferred securities of subsidiary trust	-	65,000	65,000	65,000	65,000
Long-term debt	-	309,463	618,512	698,329	653,168
Other liabilities	767,646	1,278,320	1,298,761	1,018,307	1,018,485
Liabilities of discontinued operations	1,115,239	188,480	-	-	-
Total Liabilities and Shareholders' Equity	$3,059,480	$3,005,275	$3,048,743	$2,928,095	$2,805,896

ITEM 6. SELECTED FINANCIAL DATA, 2001-1997 (Continued)

Income Statement Items

	2001	2000	1999	1998	1997
	(Thousands of Dollars)
	(except per-share amounts)
REVENUES	$ $ 549,932	$ $ 323,327	$ 85,850	$ 88,945	$ 47,379

EXPENSES:
Operations and maintenance	378,726	179,672	34,978	26,877	22,265
Selling, general, and administrative	118,585	79,557	23,861	26,981	21,398
Taxes other than income taxes	11,742	5,363	3,802	3,849	2,293
Depreciation and amortization	44,790	22,423	9,037	7,130	2,987
	553,843	287,015	71,678	64,837	48,943

OPERATING INCOME (LOSS)	(3,911)	36,312	14,172	24,108	(1,564)

INTEREST EXPENSE AND OTHER INCOME:
Interest expense	2,880	3,810	2,702	8,755	6,044
Other (income) deductions- net	26,468	(3,963)	(17,613)	(12,349)	(16,149)
	29,348	(153)	(14,911)	(3,594)	(10,105)
Income (LOSS) from continuing Operations before income taxes	(33,259)	36,465	29,083	27,702	8,541

INCOME TAXES (BENEFIT)	(13,412)	14,134	12,315	9,743	6,035
INCOME (LOSS) FROM CONTINUING OPERATIONS	(19,847)	22,331	16,768	17,959	2,506

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, net of income taxes	(18,452)	115,154	133,578	147,661	126,126
Gain on sale of discontinued operations, net of income taxes	53,693	62,006	-	-	-
Income from discontinued operations	35,241	177,160	133,578	147,661	126,126

NET INCOME	15,394	199,491	150,346	165,620	128,632

DIVIDENDS ON PREFERRED STOCK	3,770	3,690	3,690	3,690	3,690
Net income available for common stock	2 $ 11,624	$ 195,801	2 $ 146,656	2 $ 161,930	2 $ 124,942

Basic earnings (loss) per share of common stock:
Continuing operations	$ (0.23)	$ 0.18	$ 0.12	$ 0.13	$ (0.01)
Discontinued operations	0.34	1.68	1.22	1.34	1.15
	$ 0.11	$ 1.86	$ 1.34	$ 1.47	$ 1.14

Diluted earnings per share of common stock	$ 0.11	$ 1.84	$ 1.33	$ 1.47	$ 1.14

Dividends declared per share of common stock	$ -	$ 0.60	$ 0.80	$ 0.80	$ 0.80
Average number of common shares outstanding - Basic (000)	103,768	105,451	109,795	109,962	109,298
Earnings coverage of fixed charges, SEC method[1]	-	1.62x	1.49x	1.38x	1.11x

1 For the year ended December 31, 2001, earnings were inadequate to cover fixed charges by approximately $45,500,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR TRANSITION TO A STAND-ALONE TELECOMMUNICATIONS COMPANY

We are a telecommunications holding company and the parent of Touch America, Inc., a national broadband fiber optic telecommunications operating company. As Touch America Holdings, Inc., we are successor to MPC, which implemented a restructuring plan to transform from an energy-focused business into a telecommunications business. MPC decided to transform into a stand-alone telecommunications company after its telecommunications operating subsidiary, Touch America, Inc. experienced substantial growth. Based on MPC's restructuring plan, on February 13, 2002, MPC merged into MPLLC, a Montana limited liability company, which became our wholly owned subsidiary. Pursuant to the merger agreement, shareholders of MPC became shareholders in our company, Touch America Holdings, Inc. On February 15, 2002, MPLLC, constituting MPC's utility operations, was sold to NorthWestern. Prior to the sale of the utility, MPC had also sold its energy businesses. As a result of these transactions, we became the owner of a stand-alone telecommunications business.

CHALLENGES FACING THE TELECOMMUNICATIONS BUSINESS AND OUR COMPANY

During 2001, our company was not profitable, partly as a result of the same challenges that the telecommunications industry as a whole has faced and continues to confront. Our future results will continue to depend largely on our ability to meet these challenges. These challenges include, among others:

  Economic slowdown;
  Fiber optic capacity supply and demand imbalances;
  Declining prices for services;
  Uncertain and diminished demand for fiber optic network capacity and related services; and
  Competition.

We believe our strategy, together with more favorable economic conditions, will allow us to improve our profitability and prospects. However, industry-wide challenges are continuing to put pressure on our ability to produce the results we desire and will affect our 2002 results. At this time, we do not expect to show a profit during the first two quarters of 2002. Our ability to become profitable during the latter half of 2002 will depend on our ability to address the economic and industry-wide challenges mentioned above. Additional challenges specific to our company, include, among others, our ability to:

  Reduce our costs of doing business;
  Maintain current customers and add new customers;
  Complete the fiber optic network build-outs we have been hired to construct and receive payment for that work;
  Upgrade our network technology, as needed;
  Increase revenues through increasing the volume of traffic on our network;
  Resolve our disputes with other carriers on terms we believe are reasonable; and
  Obtain financing, if advisable or necessary.

For further discussion relating to these challenges, see Item 1, "Business, Challenges Facing the Telecommunications Industry and Our Company."

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements is based on our critical accounting policies. These policies have the potential to have a significant impact on our financial statements, either because of the significance of the financial statement item to which they relate or because they require the use of estimates and judgments, the results of which could differ from actual results. Our significant accounting policies include:

Revenue Recognition- We record revenues monthly as service is rendered or products are delivered. To match revenues with associated expenses, we accrue unbilled revenues for telecommunications services delivered to customers but not yet billed at month-end. In accordance with the Financial Accounting Standards Board (FASB) Interpretation No. 43, effective July 1, 1999, we recognize revenues on fiber-use rights, or IRU agreements on lit or dark fiber, or similar agreements, over the period of the agreement rather than at the time of execution. Therefore, in granting fiber-use rights, we record these transactions as operating leases and recognize revenues over the term of the agreement.

Deferred Revenue- We defer revenues to account for the timing differences between cash received and revenues earned, primarily under capacity lease contracts, non-recurring charges, and services that are billed in advance. We reflect these amounts as deferred revenue on our Consolidated Balance Sheet. As discussed previously, we recognize revenue from capacity contracts over the term of the contract. In instances in which we receive payment at the beginning of the agreement, we record those amounts as deferred revenue until earned. Non-recurring charges are recognized as revenue over the life of the sales agreement and amounts billed in advance are recognized in revenue in the period in which they are earned.

Asset Impairment- Long-lived assets, consisting of property, plant, and equipment and intangibles, comprise the majority of our total assets. We review long-lived assets for impairment annually, or whenever events or changes in circumstances indicate that we may not recover the carrying amount of an asset. In performing our analysis of asset recoverability, we estimate future cash flows expected to result from the use of our assets and their eventual disposition. Our estimates of future cash flows, based on reasonable and supportable assumptions and projections, requires us to make subjective judgments. The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to the assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of the long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in the determining the best estimate of future cash flows.

Allowance for Doubtful Accounts and Sales Credits- We evaluate and maintain allowances for doubtful accounts and sales credits. Periodically, we perform a formal analysis of our allowances to determine whether or not they accurately reflect our best estimates of customer account balances that will not be collected. Our analysis considers current customer balances, the composition of our customer base, recent economic conditions, historical collection results, and other factors. Our analysis requires us to make subjective judgments, based upon what we believe are reasonable and supportable assumptions, of those customer balances that will not be collected. Depending upon our actual collection results, our allowances for doubtful accounts and sales credits might not be sufficient to adequately provide for uncollectible customer balances requiring us to increase our allowance in future periods.

Unconsolidated investments - We currently hold investments of approximately $50,000,000 and notes receivable of approximately $17,000,000 from our unconsolidated investments. In accordance with the appropriate accounting regulations, because we exercise significant influence, but not control, over the financial and operating policies of these investments, we recognize income or losses from these investments based on the equity method of accounting and reflect this income or loss in "Other (income) deductions-net" on our Consolidated Statement of Income. Accordingly, we do not consolidate the assets and liabilities of these investments on our Consolidated Balance Sheet or the operating results of these investments on our Consolidated Statement of Income.

We continually review our individual ownership percentages, our ability to exercise significant influence over our unconsolidated investments, and the financial strength of the remaining owners, to determine whether or not we should be consolidating those investments' operating results with our own. It is possible that in future periods we may have to consolidate the operating results of an unconsolidated investment if we increase our ownership interest or if current investors exit the investment due to financial difficulties or changes in business strategy. If in the future we determine that it is appropriate to consolidate one or more of our investments, our operating results could be significantly impacted depending upon the financial performance of those investments.

Similar to our asset impairment analysis, we perform an analysis of the future recoverability, using expected cash flows, of our investment balances and amounts loaned to these investments. Our analysis requires us to make subjective judgments, based upon what we believe are reasonable and supportable assumptions, as to the estimated future recoverability of our investment balances. If circumstances change and as a result we believe that we will be unable to recover our invested amounts, we will write-down our investment balances to estimated recoverable amounts. Depending on the assumptions and estimates used, the estimated future recoverability of our investment balances can vary within a wide range of outcomes.

RESULTS OF OPERATIONS

With the sale of the energy businesses, we have applied discontinued operations accounting treatment to utility operations (including Colstrip Unit 4), coal operations, Continental Energy, and oil and natural gas operations, resulting in the following:

  Separately reported income (loss), net of income taxes from these discontinued operations in "Income from discontinued operations" on the Consolidated Statement of Income for all periods presented to reflect the reclassification of these operations as discontinued;
  Assets and liabilities of discontinued operations are reported in "Current assets" and "Current liabilities" under "Assets of discontinued operations" and "Liabilities of discontinued operations," respectively, on the Consolidated Balance Sheet. The 2001 amounts represent discontinued utility operations and the 2000 amounts represent discontinued coal operations;
  Reported cash flows of discontinued operations as "Net cash provided by (used for) discontinued operations," segregated by operating, investing, and financing activities on the Consolidated Statement of Cash Flows; and
  Reported general corporate overhead expenses associated with, but not directly attributable to, our discontinued operations remained in our continuing operations' selling, general, and administrative (SG&A) expenses.

For additional information on the sales of our energy businesses and our application of discontinued operations accounting, see Consolidated Financial Statements Note 2, "Decision to Sell Energy Businesses."

  NET INCOME PER SHARE OF COMMON STOCK

Consolidated net income available for common stock was $11,624,000 in 2001, compared with $195,801,000 in 2000, and $146,656,000 in 1999.

The following table shows the sources of consolidated net income on a per-share (basic) basis.

	Year Ended December 31,
	2001	2000	1999
Continuing operations	($0.23)	$0.18	$0.12
Discontinued operations	0.34	1.68	1.22

Consolidated	$0.11	$1.86	$1.34

2001 COMPARED WITH 2000

  RESULTS of CONTINUING OPERATIONS

Operating income decreased in 2001 by $40,200,000 as compared to 2000, resulting in a loss from operations for the twelve months ended December 31, 2001 of approximately $3,900,000. While 2001 revenues increased by 70 percent as compared to 2000, expenses increased more than 93 percent due to the factors discussed below.

Revenues

Revenues increased by $226,600,000, or 70 percent, from $323,300,000 in 2000 to $549,900,000 in 2001. In 2001, we reflected a full year of revenue associated with the Qwest acquisition. Revenues for the comparative period in 2000 reflected only six months of activity from this acquisition. In the fourth quarter 2001, our revenues declined because of a decrease in voice sales across all customer segments of approximately $38,000,000, which was partially offset by a $10,000,000 increase in wholesale and commercial data services sales.

We expect revenues to decrease slightly in the first quarter 2002 and show modest growth during the second half of 2002.

The following table shows the year-to-year changes in our telecommunications revenues.

	2001	2000	Percent Change
	(Thousands of Dollars)
REVENUES:
Network services	$392,182	$ 219,620	79%
Retail sales	136,549	82,451	66%
Other	21,201	21,256	-
	$549,932	$ 323,327	70%

Network services revenues include wholesale and dedicated business line revenues and comprise approximately 71 percent of our total 2001 revenues. Retail sales revenues include commercial and consumer long-distance revenues and account for 25 percent of total revenues. Both of these revenue categories increased largely due to an increase in customer traffic associated with the Qwest acquisition.

Expenses

Total expenses increased $266,800,000, or 93 percent, from $287,000,000 in 2000 to $553,800,000 in 2001. As discussed above, 2001 was the first full year of operations that included the Qwest acquisition. Therefore, all expense categories showed significant increases.

Operations and maintenance (O&M) expenses include costs associated with our network, third party network charges, and other operating expenses. These expenses increased by approximately $199,100,000 primarily due to costs incurred to access other carriers' networks.

SG&A expenses are comprised of sales, customer service, and administrative expenses. These expenses increased $39,000,000 primarily due to the additional sales force related to the acquisition, increased sales and marketing efforts, and the related infrastructure required for this effort.

Taxes other than income taxes increased approximately $6,400,000 because of increased property taxes associated with our network expansion and payroll taxes associated with the additional workforce as a result of the Qwest acquisition. Depreciation and amortization expense increased $22,400,000 primarily due to the Qwest acquisition and continuing construction of our fiber optic network.

Other (Income) Deductions

Other (income) deductions - net decreased approximately $30,400,000 in 2001, primarily because of two items. The first item was a write-down of two unconsolidated investments totaling $15,700,000. The second item was an increase in losses from unconsolidated investments of approximately $14,600,000, as described below.

In July 2001, we invested $4,000,000 for a minority interest in preferred shares of iBEAM Broadcasting Corporation (iBEAM), a Delaware corporation. In October 2001, iBEAM filed a petition for reorganization with the Bankruptcy Court for the District of Delaware pursuant to Chapter 11 of the United States Bankruptcy Code. We do not expect to recover our $4,000,000 investment because of our status as a preferred shareholder in bankruptcy proceedings. Therefore, we wrote off the $4,000,000 investment in the third quarter 2001.

In January 2000, we signed a purchase agreement with MPCS to acquire a 25 percent interest in MPCS' wireless communications business. In accordance with the agreement, we made an initial equity investment. We also loaned and advanced funds to MPCS and guaranteed the payment of a note. MPCS defaulted on the note we guaranteed, and subsequently the creditor withdrew the proceeds from our collateral account. The partners of MPCS unanimously decided to offer the assets of MPCS for sale. Because the expected proceeds from the sales of MPCS' assets would not be sufficient to repay the withdrawn collateral and MPCS' loan obligations to us, we recorded a loss of $11,700,000 related to our MPCS investment and the MPCS note receivable in 2001. For more information on the write-down of this unconsolidated investment, see Consolidated Financial Statements Note 13, "Commitments," in the "Unconsolidated Investments" section.

Increased losses from unconsolidated investments resulted primarily from losses of approximately $14,500,000 associated with TWW in 2001. To date, TWW has experienced losses consistent with expectations. We expect TWW to continue to incur operating losses of approximately $9,000,000 in 2002.

For further information regarding unconsolidated investments and related party transactions, see Consolidated Financial Statements Note 4, "Unconsolidated Investments," Note 10, "Related Party Transactions," and Note 13, "Commitments," in the "Unconsolidated Investments" section.

  RESULTS OF discontinued OPERATIONS

The following table presents the results of discontinued operations for the three years ended December 31, 2001.
	Year Ended December 31,
	2001	2000	1999
	(Thousands of Dollars)

DISCONTINUED OPERATIONS:

Income (loss) from discontinued utility operations, net of income taxes	$ (28,736)	$ 16,259	$ 63,720
Income from discontinued coal operations, net of income taxes	6,985	31,897	37,400
Income from Continental Energy, net of income taxes	3,299	37,603	17,933
Income from discontinued oil and natural gas operations, net of income taxes	-	29,395	14,525
Gain on sale of discontinued coal operations, net of income taxes	31,352	-	-
Gain on sale of Continental Energy, net of income taxes	31,577	-	-
Gain (gain adjustment) on sale of discontinued oil and natural gas operations, net of income taxes	(9,236)	62,006	-

NET INCOME FROM DISCONTINUED OPERATIONS	$ 35,241	$ 177,160	$ 133,578

Former Utility Operations

The sale of the utility operations closed on February 15, 2002. Income from utility operations for 2001 decreased $45,000,000, from income of $16,300,000 in 2000 to a loss of $28,700,000 in 2001. This decrease was caused primarily by two factors. The first factor was the effect of the costs to serve and terminate a power supply contract with an industrial customer, in which MPC made a one-time payment of $62,500,000 to buy out the remaining term of the power supply contract. The second factor was decreased rates charged to general business customers as a result of a sharing of proceeds from the sale of gathering and production properties previously included in the natural gas utility's rate base.

Former Coal Operations

Income from MPC's former coal operations decreased approximately $24,900,000 primarily because of its April 30, 2001 sale to Westmoreland Coal Company (Westmoreland), which resulted in only four months of operations during 2001. In addition, the coal operations had a loss of approximately $2,400,000 in April 2001 primarily due to a change in cost estimates associated with postretirement health benefits. As a result of the sale, MPC recorded an after-tax gain, subject to purchase price adjustments, of approximately $31,400,000.

Continental Energy

MPC closed the sale of Continental Energy on February 21, 2001. Income from Continental Energy decreased approximately $34,300,000 during 2001 compared to 2000 primarily because of the sale, which resulted in less than two months of operations for 2001. As a result of the sale, MPC recorded an after-tax gain of approximately $31,600,000.

Former Oil and Natural Gas Operations

MPC closed the sale of its former oil and natural gas operations on October 31, 2000. In the third quarter 2001, MPC recorded a $14,400,000 decrease in the gain on sale of the former oil and natural gas operations related to the increased sharing of sale proceeds with the utility's natural gas customers. This decrease was partially offset by a $5,200,000 adjustment to income tax associated with the gain on the sale, which was recorded in the fourth quarter 2001.

2000 COMPARED WITH 1999

  RESULTS of CONTINUING OPERATIONS

Income from our telecommunications operations more than doubled in 2000 when compared with 1999, increasing approximately $22,100,000, from $14,200,000 in 1999 to $36,300,000 in 2000. These significant increases resulted primarily from the Qwest acquisition.

Revenues

Revenues increased by $237,500,000, or 277 percent, from $85,800,000 in 1999 to $323,300,000 in 2000. Revenues for 2000 reflect six months of activity from the Qwest acquisition. Network services revenues include wholesale and dedicated business line revenues and increased largely due to an increased customer base. Retail sales revenues include commercial and consumer long-distance revenues and increased for the same reason. Other revenues, including equipment sales, engineering, and construction services, increased primarily as a result of sales of these services to TW Wireless.

	2000	1999	Percent Change
	(Thousands of Dollars)
REVENUES:
Network services	$ 219,620	$ 43,170	409%
Retail sales	82,451	24,724	234%
Other	21,256	17,956	18%
	$ 323,327	$ 85,850	277%

Expenses

Total expenses for telecommunications operations increased approximately $215,300,000, from $71,700,000 in 1999 to $287,000,000 in 2000. O&M expenses increased approximately $144,700,000 due primarily to higher off-network charges for access to other telecommunications companies' systems to carry the increased traffic discussed above. SG&A expenses increased approximately $55,700,000 as a result of customer growth and the increased costs of expanding our infrastructure and sales and marketing efforts. Sales and sales-support staff increased from approximately 50 at the beginning of the year to approximately 300 by the end of the year. Taxes other than income taxes increased approximately $1,600,000 and depreciation and amortization expense increased approximately $13,400,000, mainly due to continuing expansion of our fiber optic network and the additional assets acquired in 2000.

Prior to the Qwest acquisition, much of our telecommunications service was provided on our network. The increase in customer numbers and geographic distribution of customers resulted in a significant percentage increase in our use of other telecommunications companies' fiber optic networks. These off-network charges represented the single largest operating expense for our telecommunications operations for 2000.

Interest Expense And Other Income

Interest expense was approximately $1,100,000 higher in 2000 compared to 1999 primarily because borrowings from discontinued utility operations were higher in 2000.

Other income - net decreased $13,700,000 principally due to a loss of approximately $1,500,000 from unconsolidated investments, as compared with approximately $9,800,000 of earnings for 1999. The decrease results primarily from losses in two unconsolidated investments.

  RESULTS OF discontinued OPERATIONS

Former Utility Operations

Income from the utility operations decreased approximately $47,500,000 compared with 1999, primarily due to the December 1999 generation assets sale. As expected, MPC experienced a decline in electric utility earnings because assets included in the generation sale were removed from the rate base and, therefore, no longer earned a return. An increase in natural gas rates, a weather-related increase in volumes sold, and customer growth partially offset this decrease.

Former Coal Operations

Income from MPC's discontinued coal operations decreased mainly because of reduced revenues resulting from lower prices due to contract amendments, negotiated in 1998 that took effect in mid-2000, relating to the coal supply agreement between Western Energy and the owners of Colstrip Units 3 and 4. Lower sales volumes because of scheduled maintenance and unplanned outages at Colstrip also contributed to the decrease.

Continental Energy

Income from Continental Energy increased, primarily due to an after-tax gain of approximately $20,800,000 on the sale of the equity interest in the Brazos project recorded in the second quarter 2000.

Former Oil and Natural Gas Operations

Income from discontinued oil and natural gas operations increased, despite only ten months of operation in 2000, primarily because of higher commodity prices. Another factor was the absence of write-downs in 2000 compared to the write-downs of Canadian natural gas properties in 1999. MPC recorded a gain on the sale of the oil and natural gas operations of approximately $62,000,000, net of income taxes, in the fourth quarter 2000.

LIQUIDITY AND CAPITAL RESOURCES

  OPERATING ACTIVITIES

Net cash used for continuing operations was $95,536,000 in 2001, compared to net cash provided by continuing operations of $78,733,000 in 2000 and $230,915,000 in 1999. The current year decrease of $174,269,000 resulted primarily from taxes paid on proceeds received from the October 31, 2000 sale of MPC's oil and natural gas operations along with additional increased working capital requirements relating to our telecommunications operations.

  INVESTING ACTIVITIES

Net cash used for investing activities of our continuing operations was $128,098,000 in 2001, compared to $51,918,000 in 2000 and $135,294,000 in 1999. The current year increase of $76,180,000 was attributable mainly to the following:

  A decrease in proceeds received from the sales of discontinued operations, having received in 2001 approximately $84,500,000 from the sale of Continental Energy and approximately $138,000,000 from the sale of MPC's coal operations, as compared to 2000, when MPC received approximately $474,993,000 from the sale of MPC's oil and natural gas operations;
  A decrease in capital expenditures of $235,830,000 mainly because we made no acquisitions in 2001 but completed the Qwest acquisition in 2000;
  An increase in capital contributions to unconsolidated investments of $35,971,000 in 2001; and
  A decrease in proceeds from sales of property and investments of $23,850,000.

Capital expenditures were $310,408,000 in 2001, relating primarily to the expansion of our fiber optic network. This compares with capital expenditures of $546,238,000 in 2000 and $127,476,000 in 1999. The 2000 capital expenditures include approximately $206,000,000 associated with the Qwest acquisition.

Our capital expenditures for 2002 are estimated to be approximately $105,000,000, net of AT&T reimbursements. We expect to fund $65,000,000 from operations and the remaining $40,000,000 from a portion of the utility sale proceeds.

  FINANCING ACTIVITIES

Net cash provided by financing activities of continuing operations was $150,594,000 in 2001, compared to net cash used for financing activities of continuing operations of $23,973,000 in 2000 and $304,843,000 in 1999. During 2001, we borrowed an additional $154,100,000 under our 5-Year Senior Secured Credit Facility (Credit Facility).

Dividends paid on preferred stock were $3,690,000 in 2001. Dividends paid on common and preferred stock were $67,053,000 in 2000. As discussed in Item 5, "Market for the Registrant's Common Equity and Related Stockholder Matters," the MPC Board of Directors voted in October 2000 to eliminate the dividend payment on common stock effective the first quarter 2001. The final quarterly dividend on MPC's common stock was $0.20 per share, payable on November 1, 2000. The Board's decision did not affect dividends on preferred stock. For the foreseeable future, we do not expect to pay dividends on our common stock.

On February 15, 2002, we utilized a portion of the proceeds from the sale of the utility operations to repay the entire $254,100,000 balance outstanding under the Credit Facility, which was then cancelled. Based on financial performance for the twelve-month period ending September 30, 2001, we were not in compliance with certain financial covenants under the Credit Facility. On November 14, 2001, we received a 30-day waiver of the requirement to comply with the financial covenants from the lending banks under the Credit Facility. On December 14, 2001, we received an additional waiver through February 15, 2002. Our obligations under the Credit Facility terminated with the repayment of the Credit Facility on February 15, 2002, in connection with the completion of the restructuring and the sale of MPLLC to NorthWestern. Currently, we do not have any short- or long-term debt facilities in place.

For further information on our financing activities, see Consolidated Financial Statements Note 8, "Long-Term Debt," and Note 9, "Short-Term Borrowing."

  LIQUIDITY

2002 Fund Requirements

We expect to have three primary requirements for funds during the remainder of 2002, including (1) taxes related to the sale of MPLLC to NorthWestern; (2) capital requirements of approximately $217,000,000 (before AT&T reimbursements) relating to our contract to build-out fiber optic routes for AT&T and further build-out of our own network; and (3) operating capital.

The $217,000,000 includes $20,300,000 of capital contributions to our unconsolidated investments in accordance with the agreements governing these relationships. It also includes other contractual obligations in 2002 for construction projects (including the AT&T construction project) of approximately $164,200,000, and capital lease commitments of approximately $14,400,000.

Our contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short- and long-term debt arrangements are summarized below.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Thousands of Dollars)

Long-term debt	$254,100	$254,100	-	-	-
Operating leases	39,829	5,580	13,288	6,144	14,817
Unconditional purchase obligations	216,971	198,871	18,100	-	-
Total contractual obligations	$510,900	$458,551	$31,388	$6,144	$14,817

On February 15, 2002, we utilized a portion of the proceeds from the sale of the utility operations to repay the entire $254,100,000 balance outstanding under the Credit Facility, which was then cancelled.

2002 Sources of Funds

We believe we have funds available, or will be able to put in place sufficient sources of funds for our various required expenditures during 2002. In addition, we will seek to preserve our cash position by completing our network construction by early 2003, and lighting new routes on the network only when we have sales in place to justify the capital expenditure. As discussed under Item 1, "Business," part of our strategy in 2002 is to reduce our costs of operating activities and thereby decrease our funding requirements for the year to a level below what they would have otherwise been.

During 2002, we expect to have three primary sources of funds: (1) the net proceeds we received on February 15, 2002 from the sale of MPLLC to NorthWestern; (2) cash flow from operations; and (3) payments from AT&T for our build-out of its new fiber optic routes.

The cash consideration for the sale of our utility operations was $602,000,000. As of March 1, 2002, after repaying our $254,100,000 Credit Facility, paying closing adjustments and transaction costs, and redeeming preferred stock, we had approximately $275,000,000 in cash from the utility sale. We estimate that income taxes related to the sale will amount to approximately $100,000,000, which would leave approximately $175,000,000 for operating and capital expenditures during 2002.

We expect to increase our cash flow from operations for 2002 based on a number of factors, including the competitive advantages we believe we have, an improving economic environment, and industry developments suggesting a leveling of prices for network-related services. However, we can give no assurance that we will be successful in increasing our cash flow.

We are uncertain what impact, if any, our disputes with Qwest will have on our revenues and cash flow during 2002. For example, our revenues will decline if Qwest terminates services it currently receives from us. During 2001, the revenues we received from Qwest decreased as the result of its cancellation of services it had purchased from us.

Our capital expenditures for 2002 are estimated to be approximately $105,000,000. We expect to fund $65,000,000 of our estimated 2002 capital expenditures from operations and the remaining $40,000,000 from a portion of the utility sale proceeds. The AT&T construction contract, which represents $40,000,000 of our 2002 capital expenditures, requires that we expend approximately $151,900,000 and then receive reimbursements of $111,900,000 from AT&T. We currently anticipate receiving these reimbursements during 2002. Any delay in receiving the AT&T reimbursements or other anticipated sources of funds would impact our liquidity position during 2002 and could require us to seek outside financing during the period of delay.

Currently, we do not have any short- or long-term debt facilities in place. Depending on our actual requirements for funds during 2002, the timing of those requirements and the amount and timing of our receipt of revenues during the year, we may consider establishing an asset-based or other credit facility during 2002.

Based upon the current level of operations, our management believes that our cash flows from operations will be adequate to meet our anticipated requirements for working capital, capital expenditures, and other necessary cost in 2002. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels. If we are unable to generate sufficient cash flow to meet our capital requirements, we will be required to seek outside financing, reduce capital expenditures, terminate certain aspects of our operations, or otherwise not fulfill our various commitments. We cannot assure that outside financing will be available to us in the future at acceptable rates.

Neither we nor our subsidiaries participate in, or secure financing for, any unconsolidated, limited purpose entity. For additional information on our unconsolidated investments, see Consolidated Financial Statements Note 4, "Unconsolidated Investments" and Note 13, "Commitments" in the "Unconsolidated Investments" section

SEC RATIO OF EARNINGS TO FIXED CHARGES

For the year ended December 31, 2001, earnings were inadequate to cover fixed charges by approximately $45,500,000. The ratio of earnings to fixed charges for the years ended December 31, 2000 and 1999 were 1.62 times and 1.49 times, respectively. We used net income and income taxes from continuing operations to calculate earnings. Fixed charges include interest from continuing and discontinued operations, the implicit interest of Colstrip Unit 4 rentals, and one third of all other rental payments.

INFLATION

We believe that, at currently anticipated levels, inflation will not materially affect our results of operations.

ENVIRONMENTAL ISSUES

For additional information on environmental issues, see Consolidated Financial Statements Note 12, "Contingencies," in the "Sale of MPLLC/Utility Business - Indemnity Obligations" and "Sale of Oil and Natural Gas Operations" sections.

New Accounting Pronouncements

For information on new accounting pronouncements and how they affect us, see Consolidated Financial Statements Note 14, "New Accounting Pronouncements."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We were exposed to market risk associated with interest rate fluctuations, because at December 31, 2001 and 2000, Touch America had debt of $254,100,000 and $100,000,000 respectively, which accrued interest based either on certain benchmark rates of interest, the London Interbank Offered Rate, or our bank's base rate. We did not use derivative financial instruments to manage our exposure to interest rate fluctuations.

On February 15, 2002, we repaid the entire outstanding loan and cancelled the Credit Facility.

We do not currently use any derivative financial instruments.

SUMMARY OF 2000 AND COMPARISON OF 2001 WITH 2000

In 2000, our discontinued utility operations were exposed to commodity price risk in the following ways:

  A portion of the electric energy MPC was required to sell to large industrial customers at fixed rates was purchased at rates indexed to a wholesale market, which had been and continued to be higher than the fixed sales rate. MPC managed its exposure to losses from these agreements with financial derivatives called "price swaps" and offsetting electric energy purchase and sales agreements;
  Colstrip Unit 4 faced the possibility that if it could not generate sufficient electric energy to meet its supply obligations, it would have to purchase electric energy at wholesale rates that could be higher than its scheduled sale rates or that, even with sufficient capacity, Colstrip Unit 4's operating and fuel costs could exceed the revenues allowable under its rate schedules; and
  MPC contracted to sell some natural gas from storage to a large industrial customer at a wholesale rate, which could have been higher than the historical costs of the storage gas. MPC managed its exposure to potential losses from that sale with a "variable for fixed" price swap agreement.

In 2001, the electric energy supply agreement with a large industrial customer was terminated, the natural gas sale from storage completed, and the related derivative instruments settled. Thus, only Colstrip Unit 4 was exposed to commodity price risk at December 31, 2001.

At December 31, 2001 and 2000, the discontinued utility operations had long-term debt, including the portion due in one year, and mandatorily redeemable preferred securities, all accruing interest at fixed rates. Thus, these businesses were exposed to interest rate risk, in that a possible adverse change in interest rates could have resulted in a decrease of the fair value of these debt instruments. MPC did not use derivative financial instruments to manage its interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Page

Management's Responsibility for Financial Statements 29

Report of Independent Accountants 30

Consolidated Financial Statements:

Consolidated Statements of Income for the Years Ended

December 31, 2001, 2000, and 1999 31

Consolidated Balance Sheets as of December 31, 2001 and 2000 32

Consolidated Statements of Cash Flows for the Years Ended

December 31, 2001, 2000, and 1999 34

Consolidated Statements of Shareholders' Equity as of

December 31, 2001, 2000, and 1999 35

Consolidated Statement of Comprehensive Income for the Years Ended

December 31, 2001, 2000, and 1999 36

Notes to Consolidated Financial Statements 37

Schedule II - Valuation and Qualifying Accounts and Reserves 88

Financial Statement Schedules not included in this Form 10-K have been omitted because they are inapplicable or the required information is shown in the Consolidated Financial Statements or in the Notes to the Consolidated Financial Statements.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of Touch America Holdings, Inc. is responsible for the preparation and integrity of the consolidated financial statements of the Company. These financial statements have been prepared in accordance with generally accepted accounting principles, which are consistently applied, and appropriate in the circumstances. In preparing the financial statements, management makes appropriate estimates and judgments based upon available information. Management also prepared the other financial information in the annual report on Form 10-K and is responsible for its accuracy and consistency with the financial statements.

Management maintains systems of internal accounting control, which are adequate to provide reasonable assurance that the financial statements are accurate, in all material respects. The concept of reasonable assurance recognizes that there are inherent limitations in all systems of internal control in that the costs of such systems should not exceed the benefits to be derived. Management believes the Company's systems provide this appropriate balance.

The Company maintains an internal audit function that independently assesses the effectiveness of the systems and recommends possible improvements. PricewaterhouseCoopers LLP, the Company's independent accountants, also considered the systems in connection with its audit. Management has considered recommendations of the internal auditors and PricewaterhouseCoopers LLP concerning the systems and has taken cost-effective actions to respond appropriately to these recommendations.

The Board of Directors, acting through an Audit Committee composed entirely of directors who are not employees of the Company, is responsible for determining that management fulfills its responsibilities in the preparation of the financial statements. The Audit Committee recommends, and the Board of Directors appoints, the independent accountants. The independent accountants and internal auditors are assured of full and free access to the Audit Committee and meet with it to discuss their audit work, the Company's internal controls, financial reporting, and other matters. The Committee is also responsible for determining adherence to the Company's Code of Business Conduct (Code). The Code addresses, among other things, potential conflicts of interests and compliance with laws, including those relating to financial disclosure and the confidentiality of proprietary information.

The financial statements have been audited by PricewaterhouseCoopers LLP, which is responsible for conducting its examination in accordance with generally accepted auditing standards.

/s/ Robert P. Gannon /s/ J.P. Pederson

Chairman of the Board and Vice Chairman and

Chief Executive Officer Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Touch America Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Touch America Holdings, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully discussed in Note 1 to the consolidated financial statements, as of July 1, 1999, the Company changed its method of accounting for revenues relating to certain agreements to grant and exchange fiber-use rights. In addition, as discussed in Note 15, the Company changed its method of accounting for derivative financial instruments as of January 1, 2001.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon

February 26, 2002

TOUCH AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2001	2000	1999
	(Thousands of Dollars)
	(except per-share amounts)

REVENUES	$ 549,932	$ 323,327	$ 85,850

EXPENSES:
Operations and maintenance	378,726	179,672	34,978
Selling, general, and administrative	118,585	79,557	23,861
Taxes other than income taxes	11,742	5,363	3,802
Depreciation and amortization	44,790	22,423	9,037
	553,843	287,015	71,678

OPERATING INCOME (LOSS)	(3,911)	36,312	14,172

INTEREST EXPENSE AND OTHER INCOME:
Interest expense	2,880	3,810	2,702
Other (income) deductions- net	26,468	(3,963)	(17,613)
	29,348	(153)	(14,911)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(33,259)	36,465	29,083

INCOME TAXES (BENEFIT)	(13,412)	14,134	12,315

INCOME (LOSS) FROM CONTINUING OPERATIONS	(19,847)	22,331	16,768

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations (less applicable income taxes of $9,351, $45,638 and $31,750) of $42,769)	(18,452)	115,154	133,578
Gain on sale of discontinued operations (less applicable income taxes of $35,989 for 2001 and $42,769 for 2000)	53,693	62,006	-

INCOME FROM DISCONTINUED OPERATIONS	35,241	177,160	133,578

NET INCOME	15,394	199,491	150,346

DIVIDENDS ON PREFERRED STOCK	3,770	3,690	3,690

NET INCOME AVAILABLE FOR COMMON STOCK	$ 11,624	$ 195,801	$ 146,656

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC (000)	103,768	105,451	109,795

BASIC EARNINGS PER SHARE OF COMMON STOCK	$ 0.11	$ 1.86	$ 1.34

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED (000)	103,770	106,353	110,553

DILUTED EARNINGS PER SHARE OF COMMON STOCK	$ 0.11	$ 1.84	$ 1.33

The accompanying notes are an integral part of these financial statements.

TOUCH AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS

	December 31,
	2001	2000
	(Thousands of Dollars)

CURRENT ASSETS:

Cash and cash equivalents	$ 45,307	$ 118,417
Accounts receivable:
Trade, net of allowances	239,572	272,398
Related parties	35,415	27,900
Materials and supplies (principally at average cost)	947	16,446
Prepayments and other assets	8,420	71,806
Prepaid income taxes	24,711	-
Deferred income taxes	6,198	17,738
Assets of discontinued operations	1,521,054	282,350
	1,881,624	807,055

PROPERTY, PLANT, AND EQUIPMENT:

Telecommunications properties, net of accumulated depreciation and amortization	1,000,319	729,916
Utility plant, net of accumulated depreciation and amortization	-	1,089,330
	1,000,319	1,819,246

OTHER ASSETS:

Intangibles, net of accumulated amortization	16,866	29,949
Unconsolidated investments	50,426	30,448
Other investments	7,377	66,495
Regulatory assets related to income taxes	-	60,423
Regulatory assets - other	-	142,434
Deferred income taxes	76,269	21,419
Other	26,599	27,806
	177,537	378,974

TOTAL ASSETS	$ 3,059,480	$ 3,005,275

The accompanying notes are an integral part of these financial statements.

TOUCH AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2001	2000
	(Thousands of Dollars)

CURRENT LIABILITIES:

Accounts payable	$ 270,895	$ 206,925
Dividends payable	-	1,456
Income taxes payable	-	104,093
Other taxes payable	13,201	41,054
Regulatory liability - oil and natural gas sale	-	32,549
Current portion of deferred revenue	30,297	45,771
Short-term borrowing	-	75,000
Long-term debt due within one year	255,200	169,054
Interest accrued	1,363	5,679
Other current liabilities	14,344	38,422
Liabilities of discontinued operations	1,115,239	188,480
	1,700,539	908,483
LONG-TERM LIABILITIES:

Investment tax credits	-	13,163
Deferred revenue	171,901	235,578
Regulatory liability - net proceeds from the generation sale in excess of book value	-	214,887
Other deferred credits	10,445	94,689
	182,346	558,317
LONG-TERM DEBT:

Long-term debt	-	309,463
Company obligated mandatorily redeemable preferred securities of subsidiary trust which holds solely company junior subordinated debentures	-	65,000
	-	374,463
SHAREHOLDERS' EQUITY:

Preferred stock	57,654	57,654
Common stock (240,000,000 shares without par value authorized; 110,390,500 and 110,358,934 shares issued)	705,600	705,157
Treasury stock (6,616,000 and 6,616,000 shares authorized, issued, and repurchased by the Company)	(205,656)	(205,656)
Unallocated stock held by trustee for retirement savings plan	(12,762)	(17,227)
Retained earnings	633,913	624,118
Accumulated other comprehensive loss	(2,154)	(34)
	1,176,595	1,164,012

CONTINGENCIES AND COMMITMENTS (Notes 12 and 13)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 3,059,480	$ 3,005,275

The accompanying notes are an integral part of these financial statements.

TOUCH AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2001	2000	1999
	(Thousands of Dollars)

NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 15,394	$ 199,491	$ 150,346
Deduct:
Income (loss) from discontinued operations	(18,452)	115,154	133,578
Gain on sale of discontinued operations	53,693	62,006	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(19,847)	22,331	16,768

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	44,790	22,423	9,037
Deferred income taxes	20,593	(1,135)	(93,254)
Noncash losses (earnings) and write-downs associated with unconsolidated investments	31,758	1,473	(9,839)
Losses on sales of property and investments	648	1,194	148
Other noncash charges to net income - net	209	241	(811)
Changes in assets and liabilities:
Accounts and notes receivable	(118,229)	(139,082)	11,965
Prepayments and other assets	6,087	(19,021)	10,549
Income taxes payable	(108,201)	77,870	16,521
Accounts payable	136,089	90,825	31,931
Deferred revenue	(24,121)	(22,629)	224,489
Other deferred credits	(16,431)	16,989	(2,296)
Prepaid income taxes	(24,711)	979	-
Other assets and liabilities - net	(24,170)	26,275	15,707
NET CASH PROVIDED BY (USED FOR) CONTINUING OPERATIONS	(95,536)	78,733	230,915
NET CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS	426	(134,610)	429,268
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(95,110)	(55,877)	660,183

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(310,408)	(546,238)	(127,476)
Capital contributions to unconsolidated investments	(43,852)	(7,881)	(26,141)
Proceeds from sales of property and investments	4,012	27,862	19,169
Proceeds from sales of discontinued operations	222,500	474,993	-
Additional investments	(350)	(654)	(846)
NET CASH USED FOR CONTINUING INVESTING ACTIVITIES	(128,098)	(51,918)	(135,294)
NET CASH PROVIDED BY (USED FOR) DISCONTINUED INVESTING ACTIVITIES	(3,094)	(81,959)	441,798
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(131,192)	(133,877)	306,504

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(3,690)	(67,053)	(90,902)
Sales of common stock	423	2,525	751
Purchase of treasury stock	-	(60,784)	(144,872)
Issuance of long-term debt	246,000	101,339	-
Retirement of long-term debt	(92,139)	-	-
Net change in short-term borrowing	-	-	(69,820)
NET CASH PROVIDED BY (USED FOR) CONTINUING FINANCING ACTIVITIES	150,594	(23,973)	(304,843)
NET CASH PROVIDED BY (USED FOR) DISCONTINUED FINANCING ACTIVITIES	2,598	(222,263)	(117,553)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	153,192	(246,236)	(422,396)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(73,110)	(435,990)	544,291
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	118,417	554,407	10,116
CASH AND CASH EQUIVALENTS, END OF YEAR	$ 45,307	$ 118,417	$ 554,407

The accompanying notes are an integral part of these financial statements.

TOUCH AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	December 31,
	2001	2000	1999
	(Thousands of Dollars)

COMMON STOCK:
Balance at beginning of year	$ 499,501	$ 557,901	$ 702,511
Issuances (32,984, 149,834, and 100,857 shares)	443	2,384	357
Reacquired capital stock (1,933,900 shares for 2000 and 4,682,100 shares for 1999)	-	(60,784)	(144,872)
Premium on capital stock	-	-	(95)

BALANCE AT END OF YEAR	499,944	499,501	557,901

RETAINED EARNINGS AND OTHER SHAREHOLDERS' EQUITY:
Balance at beginning of year	624,118	488,975	430,309
Net income	15,394	199,491	150,346
Dividends on common stock ($0.60 per share for 2000 and $0.80 per share for 1999)	-	(62,426)	(88,155)
Dividends on preferred stock	(3,770)	(3,690)	(3,690)
Other	(1,829)	1,768	165

BALANCE AT END OF YEAR	633,913	624,118	488,975

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of year	(34)	(17,659)	(20,717)
Other comprehensive income (loss)	(2,120)	17,625	3,058
BALANCE AT END OF YEAR	(2,154)	(34)	(17,659)

UNALLOCATED STOCK HELD BY TRUSTEE FOR RETIREMENT SAVINGS PLAN:
Balance at beginning of year	(17,227)	(20,401)	(23,298)
Distributions	4,465	3,174	2,897

BALANCE AT END OF YEAR	(12,762)	(17,227)	(20,401)

PREFERRED STOCK	57,654	57,654	57,654

TOTAL SHAREHOLDERS' EQUITY AT END OF YEAR	$1,176,595	$1,164,012	$1,066,470

The accompanying notes are an integral part of these financial statements.

TOUCH AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2001	2000	1999
	(Thousands of Dollars)

NET INCOME	$ 15,394	$ 199,491	$ 150,346

OTHER COMPREHENSIVE INCOME, NET OF TAX:
SFAS No. 133 cumulative transition adjustment- unrealized gain (net of income taxes of $7,345)	11,304	-	-
Decrease in unrealized gain on derivative transactions	(2,724)	-	-
Realized gain on derivative transactions reclassified to income	(7,200)	-	-
Realized loss on derivative transactions reclassified to regulatory liability	(1,380)	-	-
Minimum pension liability adjustment (net of income tax benefit of $1,305)	(2,008)	-	-
Foreign currency translation adjustment	(112)	17,625	3,058
OTHER COMPREHENSIVE INCOME (LOSS)	(2,120)	17,625	3,058

COMPREHENSIVE INCOME	$ 13,274	$ 217,116	$ 153,404

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF ACCOUNTING

Our accounting policies and preparation of our financial statements conform with accounting principles generally accepted in the United States of America.

  USE OF ESTIMATES

Preparing financial statements requires the use of estimates based on information available. Actual results may differ from our accounting estimates as new events occur or we obtain additional information.

  RECLASSIFICATIONS

We have made reclassifications to certain prior-year amounts to make them comparable to the 2001 presentation. These reclassifications had no material effect on our previously reported consolidated financial position, results of operations, or cash flows.

  CONSOLIDATION PRINCIPLES

The consolidated financial statements include accounts and results of our wholly owned subsidiaries. We have eliminated significant intercompany balances and transactions. We account for our unconsolidated investments using the equity method, because we maintain 20 to 50 percent ownership interests and have the ability to exercise significant influence, but not control, over the financial and operating policies of these investments.

  CASH AND CASH EQUIVALENTS AND TEMPORARY INVESTMENTS

We consider all liquid investments with original maturities of three months or less to be cash equivalents, and investments with original maturities more than three months and up to one year as temporary investments. We had no temporary investments at December 31, 2001 or 2000.

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The following table provides the cash paid for income taxes, net of refunds and interest, net of capitalized interest, related to our continuing and discontinued operations.

Year Ended December 31,
2001		2000	1999
(Thousands of Dollars)
Income taxes, net of refunds:
Continuing operations	$ -	$ 24,473	$ 88,545
Discontinued operations :	115,706	173,809	124,817
	$ 115,706	$ 198,282	$ 213,362

Interest:
Continuing operations	$ 2,930	$ 3,457	$ 3,081
Discontinued operations	41,448	43,252	50,192
	$ 44,378	$ 46,709	$ 53,273

  ACCOUNTS RECEIVABLE

Accounts receivable are presented net of allowance for doubtful accounts and sales credits of approximately $21,973,000 in 2001. This allowance is related to our telecommunications operations. The former utility operations' 2001 allowance of $1,224,000 is included in "Assets of discontinued operations" on the Consolidated Balance Sheet. Accounts receivable at December 31, 2000 are presented net of allowance for doubtful accounts and sales credits of $11,456,000 consisting of $10,292,000 for telecommunications operations and $1,164,000 for former utility operations.

  INVESTMENT IN DISCONTINUED OPERATIONS

Assets and liabilities of discontinued operations are reported in "Current assets" and "Current liabilities" under "Assets of discontinued operations" and "Liabilities of discontinued operations," respectively, on the Consolidated Balance Sheet. The 2001 amounts represent discontinued utility operations and the 2000 amounts represent discontinued coal operations. For more information on the sales of these operations, and application of discontinued operations accounting treatment to these operations, see Note 2, "Decision to Sell Energy Businesses," and Note 15, "Discontinued Operations."

  Property, Plant, and equipment

The following table provides year-end balances of the major classifications of our property, plant, and equipment, which we record at cost:

	December 31,
	2001	2000
	(Thousands of Dollars)
PROPERTY, PLANT, AND EQUIPMENT:
Telecommunications:
Buildings and structures	$ 12,086	$ 8,382
Fiber optic network	330,100	220,530
Communications equipment	251,341	172,509
Construction work-in-progress	452,252	352,445
Other	35,780	18,027
Total telecommunications	1,081,559	771,893
Less: Accumulated depreciation	81,240	41,977
Net telecommunications plant	1,000,319	729,916

Net utility plant	-	1,089,330
	$ 1,000,319	$ 1,819,246

We classify costs associated with uncompleted portions of our fiber optic network as construction work in progress and, upon completion, classify the costs as fiber optic network. For joint-build construction contracts, we record the total costs of construction reduced by reimbursements received, resulting in a net cost of the asset constructed. We record exchanges of fiber-use rights as the cost of the asset transferred plus any cash paid or, alternatively, as the cost of the asset transferred less any cash received.

At December 31, 2001 and 2000, $185,100,000 and $144,400,000, respectively, relate to Indefeasible Rights-of-Use (IRU) agreements that were granted to us, which have been included in "Fiber optic network" in the schedule above.

We capitalize interest associated with our network construction. Capitalized interest totaled $12,241,000 in 2001, $4,317,000 in 2000, and $0 in 1999.

We depreciate and amortize our telecommunications property, plant, and equipment on the straight-line basis over the estimated useful lives of the assets as follows:

Classification	Years
Buildings and structures	30
Fiber optic network	20
Communications equipment	10
Other	3-5

  INTANGIBLES

The following table provides year-end balances of the major classifications of intangibles:

	December 31,
	2001	2000
	(Thousands of Dollars)
INTANGIBLES:
Telecommunications:
Assembled workforce	$ 1,940	$ 1,940
Customer base- Wholesale	15,304	15,304
Customer base- Commercial	3,205	3,205
Other	3,925	3,956
Less: Accumulated amortization	7,508	2,445
	16,866	21,960
Utility Operations:
Goodwill	-	8,559
Less: Accumulated amortization	-	570
	-	7,989
	$ 16,866	$ 29,949

We amortize our telecommunications intangibles on the straight-line basis over the estimated useful lives of the assets as follows:

Classification	Years
Assembled workforce	5
Customer base	3-5
Other	3-5

  REVENUE RECOGNITION

We record revenues monthly as service is rendered or products are delivered. To match revenues with associated expenses, we accrue unbilled revenues for telecommunications services delivered to customers but not yet billed at month-end. Our telecommunications service revenues are comprised of network services, which include wholesale and dedicated business line revenues, and retail sales, which include commercial and consumer long-distance revenues. In conjunction with our efforts to expand our fiber optic network, we entered into agreements to grant and exchange fiber-use rights, principally through IRU agreements. Prior to July 1, 1999, we recognized revenues of fiber-use rights that qualified for sales-type lease accounting at the time of delivery and acceptance of the dark fiber by the customer.

On July 8, 1999, the Financial Accounting Standards Board (FASB) issued Interpretation No. 43, "Real Estate Sales," which is an interpretation of Statement of Financial Accounting Standards (SFAS) No. 66, "Accounting for Sales of Real Estate." Effective July 1, 1999, therefore, we changed our revenue recognition policy. This interpretation was effective for transactions entered into after June 30, 1999, and requires entities to recognize revenues on fiber-use right agreements, or similar agreements, over the period of the agreement, rather than at the time of execution, if title to the fiber does not transfer to the customer by the end of the agreement term. Accordingly, in granting fiber-use rights, we record these transactions as operating leases and recognize revenues over the term of the agreement. The effect of this change in accounting resulted in approximately $7,000,000 of revenues that we did not record in 1999 from fiber-use right transactions entered into after June 30, 1999. Net income for 1999 would have been approximately $4,200,000 higher and both basic and diluted earnings per share would have been $0.03 higher if we were not required to make this accounting change.

  DEFERRED REVENUES

We defer revenues to account for the timing differences between cash received and revenues earned and reflect these amounts on the Consolidated Balance Sheet in "Deferred revenue." We reflect the current portion of these amounts in "Current portion of deferred revenue" on the Consolidated Balance Sheet. We are recognizing the prepayment received in January 1999 from a telecommunications customer in revenues over the original term of the agreement, approximately 11 years.

  OTHER (INCOME) DEDUCTIONS - NET

The following table provides the components of other (income) deductions - net from our continuing operations:
	Year Ended December 31,
	2001	2000	1999
	(Thousands of Dollars)

Interest income	$ (6,039)	$ (6,440)	$ (6,090)
Write-down of unconsolidated investments	15,708	-	-
(Earnings) loss from unconsolidated investments	16,050	1,473	(9,839)
Other	749	1,004	(1,684)
	$ 26,468	$ (3,963)	$ (17,613)

The equity losses from unconsolidated investments resulted primarily from two joint ventures offering wireless telecommunications services as discussed below.

In July 2001, we invested $4,000,000 for a minority interest in preferred shares of iBEAM Broadcasting Corporation (iBEAM), a Delaware corporation. In October 2001, iBEAM filed a petition for reorganization with the Bankruptcy Court for the District of Delaware pursuant to Chapter 11 of the United States Bankruptcy Code. We do not expect to recover our $4,000,000 investment because of our status as a preferred shareholder in bankruptcy proceedings. Therefore, we wrote off the $4,000,000 investment in the third quarter 2001.

In January 2000, we signed a purchase agreement with Minnesota PCS, LP (MPCS) to acquire a 25 percent interest in MPCS' wireless telephone business. In accordance with the agreement, we made an initial equity investment. During 2000 and 2001, we also loaned and advanced funds to MPCS and guaranteed the payment of a note. MPCS defaulted on the note we guaranteed, and subsequently the creditor withdrew the proceeds from our collateral account. The partners of MPCS unanimously decided to offer the assets of MPCS for sale. Because the expected proceeds from the sales of MPCS' assets would not be sufficient to repay the withdrawn collateral and MPCS' loan obligations to us, we recorded a $11,700,000 loss related to our MPCS investment and the MPCS note receivable. For more information on the write-down of this unconsolidated investment, see Note 13, "Commitments," in the "Unconsolidated Investments" section.

For more information on earnings and loss associated with our unconsolidated investments, see Note 4, "Unconsolidated Investments."

  INCOME TAXES

We and our United States subsidiaries file a consolidated United States income tax return. We defer income taxes to provide for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. For further information on income taxes, see Note 5, "Income Tax Expense."

  NET INCOME PER SHARE OF COMMON STOCK

We compute basic net income per share of common stock for each year based on the weighted average number of common shares outstanding during that year. In accordance with SFAS No. 128, "Earnings per Share," diluted net income per share of common stock reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in our earnings. Although we have approximately 3,027,000 outstanding options for the three years ended December 31, 2001, only the following options impact the computation of diluted earnings per share were 2,621 options in 2001, 901,878 options in 2000 and 758,472 options in 1999.

For comparative purposes, the following table shows consolidated basic and diluted net income per share.

	Year Ended December 31,
	2001[1]	2000[2]	1999

Basic:
Continuing operations	$(0.23)	$ 0.18	$ 0.12
Discontinued operations	0.34	1.68	1.22
Consolidated	$ 0.11	$ 1.86	$ 1.34

Diluted:
Continuing operations	$(0.23)	$ 0.17	$0.12
Discontinued operations	0.34	1.67	1.21
Consolidated	$ 0.11	$ 1.84	$ 1.33

1 2001 "Discontinued Operations" figures include gain on sales of discontinued coal operations, Continental Energy and the gain adjustment on the sale of the oil and natural gas operations.

2 2000 "Discontinued Operations" figures include the gain on sale of discontinued oil and natural gas operations.

  ASSET IMPAIRMENT

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we review long-lived assets for impairment annually or whenever events or changes in circumstances indicate that we may not recover the carrying amount of an asset. Based on the analysis of our assets, we have concluded that presently we have no impaired long-lived assets.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table provides the carrying amount and fair value of financial instruments at December 31, 2001 and 2000.
	December 31,
	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Thousands of Dollars)
ASSETS:
Other investments	$ 7,349	$ 7,349	$ 6,955	$ 6,955
Utility	-	-	29,008	27,588
	$ 7,349	$ 7,349	$ 35,963	$ 34,543

LIABILITIES:
Long-term debt (including portion due within one year)	$ 255,200	$ 255,200	$ 101,338	$ 101,338
Utility	-	-	442,179	442,563
	$ 255,200	$ 255,200	$ 543,517	$ 543,901

The following methods and assumptions were used to estimate fair value:

  Other significant investments - The carrying value of most of the investments approximates fair value as the investments have short maturities or the carrying value equals their cash surrender value. Other significant investments consist mainly of the cash value of insurance policies associated with an unfunded, nonqualified benefit plan for senior management; and

  Long-term debt - Long-term debt consists mainly of the balance outstanding under our 5-Year Senior Secured Credit Facility (Credit Facility) discussed in Note 8, "Long-Term Debt." Since this is a variable interest rate facility, fair value is considered to be equal to the carrying amount. On February 15, 2002, we repaid the entire outstanding loan balance and cancelled the Credit Facility.

  CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

Because we derive a portion of our revenues from services provided to other telecommunications companies, we have some concentration of credit risk among our customer base. We perform ongoing credit evaluations of the financial condition of our larger customers, but we have not required significant collateral to support our receivables.

A small number of customers account for a significant amount of our total revenues. For the year ended December 31, 2001, one customer accounted for approximately 24 percent of our total revenues. For the year ended December 31, 2000, two customers accounted for approximately 24 percent of our total revenues and for the year ended December 31, 1999, we had one significant customer, which represented 24 percent of our total revenues.

NOTE 2 - DECISION TO SELL ENERGY BUSINESSES

On March 28, 2000, after a review of options and strategies, the Montana Power Company (MPC) Board of Directors announced that MPC would begin the process of divesting its multiple energy businesses, separating them from Touch America, Inc. From October 2000 through February 2002, proceeds of approximately $1,300,000,000 were received from the sale of the former energy businesses, and we are using these proceeds in our telecommunications business.

  SALE OF utility operations

On February 15, 2002, we sold our utility operations to NorthWestern Corporation (NorthWestern), a South Dakota-based energy company, for $602,000,000 in cash and the assumption of $488,000,000 of debt. Pursuant to the provisions of the September 29, 2000 Unit Purchase Agreement with NorthWestern, we have agreed to indemnify NorthWestern for certain adverse consequences which may arise following the sale. For more information on indemnification obligations associated with the sale of the utility operations, see Note 12, "Contingencies," in the "Sale of MPLLC/Utility Business - Indemnity Obligations" section.

  SALE OF coal operations

On April 30, 2001, MPC sold its coal operations to Westmoreland Company (Westmoreland) for $138,000,000, subject to contractual purchase price adjustments. As a result of this transaction, MPC recorded a gain in the second quarter 2001 of approximately $31,400,000, net of income taxes. Westmoreland has disagreed with our proposed post-closing adjustments, and we are currently involved in litigation and arbitration to resolve these matters. For more information on the sale of the coal operations, see Note 12, "Contingencies," in the "Sale of Coal Operations" section.

  SALE OF CONTINENTAL ENERGY

On February 21, 2001, MPC sold Continental Energy Services (Continental Energy), the independent power production business, to CES Acquisitions Corp. for $84,500,000, subject to post-closing adjustments. As a result of the transaction, MPC recorded a gain in the first quarter 2001 of approximately $31,200,000, net of income taxes, and a $400,000 gain adjustment, net of income taxes, in the fourth quarter 2001. For more information on the sale of Continental Energy, see Note 12, "Contingencies," in the "Sale of Continental Energy" section.

  Sale of Oil and Natural Gas OPERATIONS

On October 31, 2000, MPC sold its oil and natural gas operations for $475,000,000, subject to post-closing adjustments. As a result of the transaction, MPC recorded a gain in the fourth quarter 2000 of approximately $62,000,000, net of income taxes. In the third quarter 2001, we recorded a $14,400,000 decrease on the gain on sale of the former oil and natural gas operations. This decrease relates to the increased sharing of sale proceeds with the utility's natural gas customers and was partially offset by a $5,200,000 adjustment to income tax associated with the gain on the sale, which was recorded in the fourth quarter 2001. For more information on the sale of MPC's oil and natural gas operations, see Note 12, "Contingencies," in the "Sale of Oil and Natural Gas Operations" section.

  CONTINUING/Discontinued Operations

As a result of the MPC Board of Directors' approval to enter into definitive agreements with respect to the sale of the former energy businesses, and subsequent shareholder and regulatory approvals necessary for the sale of our former utility operations, we have applied discontinued operations accounting treatment to the utility operations and Continental Energy effective December 28, 2001. We have also applied discontinued operations accounting treatment effective August 22, 2000 for MPC's former oil and natural gas operations and effective September 14, 2000 for the former coal operations. The results of this treatment are the following:

  We have separately reported income, net of income taxes from the utility operations, coal operations, Continental Energy, and oil and natural gas operations in "Income from discontinued operations" on the Consolidated Statement of Income for all periods presented to reflect the reclassification of these operations as discontinued;
  Assets and liabilities of discontinued operations are included in "Current assets" under "Assets of discontinued operations" and "Current liabilities" under "Liabilities of discontinued operations" on our Consolidated Balance Sheet. The December 31, 2001 balances represent the discontinued utility operations and the December 31, 2000 balances reflect the discontinued coal operations;
  We have reported cash flows of discontinued operations as "Net cash provided by (used for) discontinued operations," segregated by operating, investing, and financing activities on the Consolidated Statement of Cash Flows; and
  Reported general corporate overhead expenses associated with, but not directly attributable to, our discontinued operations remained in continuing operations' selling, general, and administrative (SG&A) expenses.

The following table shows summarized revenues for the discontinued utility operations, coal operations, Continental Energy, and oil and natural gas operations:

	Year Ended December 31,
	2001	2000	1999
	(Thousands of Dollars)
Revenues:
Utility operations	$ 686,872	$ 666,068	$ 657,851
Coal operations	79,176	224,515	236,782
Continental Energy	143	1,000	1,310
Oil and natural gas operations	-	348,698	355,532
	$ 766,191	$1,240,281	$1,251,475

NOTE 3 - ACQUISITION OF QWEST PROPERTIES

On June 30, 2000, in accordance with a previously executed stock purchase agreement, we acquired wholesale, private line, long-distance, and other telecommunications services in the former U S WEST fourteen-state region from Qwest Communications International, Inc. (Qwest) for approximately $206,000,000. We refer to this acquisition as the Qwest acquisition. We also acquired a fiber optic network, of approximately 1,800 route miles and associated electronics and switches that connects to our existing fiber optic network. As a result of this acquisition, 173 sales and sales-support personnel in the fourteen-state region became our employees.

We accounted for the acquisition using the purchase method of accounting. As a result, we have allocated our cost of the acquisition to the assets acquired and liabilities assumed based on an independent third party appraisal. We are amortizing the acquired property and equipment and intangible assets over their estimated useful lives on the straight-line basis in accordance with our stated policies.

The balances reflected on our Consolidated Balance Sheet at December 31, 2001 and related depreciation or amortization periods are as follows:

	Asset Balances	Depreciation or Amortization Periods
	(Thousands of Dollars)	(Years)
Tangible Assets:
Fiber optic network	$ 139,000	20 years
Communications equipment	46,300	10 years
Other	300	3-5 years
	$ 185,600

Intangible Assets:
Assembled workforce	$ 1,940	5 years
Customer base - Wholesale	15,304	5 years
Customer base - Commercial	3,205	3 years
	$ 20,449

The accounts of this acquisition have been included in our consolidated accounts since June 30, 2000.

The following table shows the summarized consolidated results of operations for the years ended December 31, 2000 and 1999 on an unaudited, pro forma basis as though this June 30, 2000 acquisition had occurred as of January 1, 1999:

	Pro Forma Consolidated Results of Operations (Unaudited)
	Year Ended December 31,
	2000	1999
	(Thousands of Dollars)
	(except per-share amounts)

Revenues	$ 478,354	$ 377,103
Net income from continuing operations	36,929	43,888
Net income available for common stock	214,089	177,466
Earnings per share:
Basic	$ 2.03	$ 1.62
Diluted	$ 2.00	$ 1.61

NOTE 4 - UNCONSOLIDATED INVESTMENTS

We record our initial investments at cost and have accounted for these investments under the equity method because we maintain 20 to 50 percent ownership interests, and we have the ability to exercise significant influence, but not control, over the financial and operating policies of these investments. Our unconsolidated investments consist of the following:

	December 31,
	2001	2000
	(Thousands of dollars)
TW Wireless, L.L.C.	$ 20,892	$ 16,075
American Fiber Touch, L.L.C.	11,737	509
Sierra Touch America, L.L.C.	10,719	2,681
Northern Colorado Telecommunications, L.L.C.	5,031	3,643
FTV Communications, L.L.C.	1,548	7,063
Other investments	499	477
Minnesota PCS, L.P.	-	-
	$ 50,426	$ 30,448

We own a 49.9 percent interest in TW Wireless, L.L.C. (TWW), a joint venture with Qwest Wireless. TWW owns and operates a PCS wireless network and sells wireless service primarily in Washington, Idaho, Montana, Utah, Colorado, South Dakota and Wyoming. At December 31, 2001, TWW had no third-party debt or debt with either of the partners. As a relatively new provider in this business environment, to date, TWW has experienced losses consistent with expectations. We recognized losses of approximately $14,500,000 from TWW in 2001, and we expect TWW to incur operating losses in 2002.

American Fiber Touch, L.L.C. (AFT) was established with AEP Communications, L.L.C., a subsidiary of American Electric Power, for the purpose of jointly constructing one segment of the 4,300-mile AT&T Corp (AT&T) construction project. For more information regarding the AT&T construction project, see Note 13, "Commitments." Sierra Touch America, L.L.C. (STA) was established with Sierra Pacific Communications, a subsidiary of Sierra Pacific, for the purpose of jointly constructing another segment of the AT&T construction project. We own a 50 percent interest in AFT and a 50 percent interest in STA. Neither AFT nor STA has any third-party debt as of December 31, 2001. Our share of the losses from these two investments during 2001 was not material.

We own a 33.3 percent interest in FTV Communications (FTV), along with Enron Broadband Services, Inc. and Williams Communications L.L.C., which primarily provides operating, maintenance, and colocation services on a 1,600-mile fiber route from Portland, Oregon to Los Angeles, California. We also own a 50 percent interest, along with New Centuries Energy (NCE), in Northern Colorado Telecommunications, L.L.C., which owns and operates a 240-mile fiber optic ring surrounding the Denver metropolitan area. Services provided consist primarily of local loop, private line, and frame relay. Neither FTV nor Northern Colorado Telecommunications, L.L.C. has any third-party debt as of December 31, 2001.

FTV is considering the impact of Enron's recent bankruptcy filing on FTV's future operating performance and structure. FTV is also evaluating the financial stability of its existing customer base, given the current status of the telecommunications industry.

We are currently in the process of selling our 25 percent interest in MPCS and expect the sale to be completed by the end of the second quarter 2002. We are partners with various Minnesota and Wisconsin telephone cooperatives. MPCS owns and operates a PCS wireless network and sells wireless service primarily in Minnesota and North Dakota, through its operating company, Wireless North (WN). At December 31, 2001, WN had third-party debt in the amount of $18,900,000 as well as notes payable to us of approximately $21,000,000. WN has incurred losses in excess of expectations and we consequently recognized a loss of $14,600,000 in 2001. Because the expected proceeds from the sales of MPCS' assets would not be sufficient to repay the withdrawn collateral and MPCS' loan obligations to us, we recorded a loss of $11,700,000 related to our MPCS investment and the MPCS note receivable, which is included in the $14,600,000 loss. We anticipate additional funding requirements prior to exiting this investment.

For further information regarding related party transactions and our investments, see Note 10, "Related Party Transactions," and Note 13, "Commitments," in the "Unconsolidated Investments" section.

The following is summarized financial information for the unconsolidated investments in which we hold ownership, excluding TWW.

Year Ended December 31,
2001	2000	1999
(Thousands of Dollars)
OPERATIONS:
Revenues	$ 14,288	$ 15,374	$ 18,921
Expenses	19,452	19,821	19,053
Net loss	(7,348)	(5,736)	2,389

December 31,
2001	2000
(Thousands of Dollars)
FINANCIAL POSITION:
Current assets	$ 20,013	$ 35,334
Noncurrent assets	233,483	138,595
	$ 253,496	$ 173,929

Current liabilities	137,455	73,196
Long-term liabilities	64,410	77,334
	201,865	150,530
Common equity	51,631	23,399
	$ 253,496	$ 173,929

  EARNINGS/LOSS FROM UNCONSOLIDATED INVESTMENTS

For the years ended December 31, 2001 and 2000, our equity losses and write-downs from unconsolidated investments, including TWW, totaled approximately $31,800,000 and $1,500,000 respectively. At December 31, 1999, earnings from unconsolidated investments were $9,800,000. For further detail regarding equity earnings and losses from unconsolidated investments, see Note 1, "Summary of Significant Accounting Policies," in the "Other (Income) Deductions - Net" section.

NOTE 5 - INCOME TAX EXPENSE

Income before income taxes was as follows:

	Year Ended December 31,
	2001	2000	1999
	(Thousands of Dollars)

Income (loss) from continuing operations:
United States	$ (33,259)	$ 36,465	$ 29,083
Canada	-	-	-
Other countries	-	-	-
	(33,259)	36,465	29,083

Income from discontinued operations	80,581	265,567	165,328
	$ 47,322	$ 302,032	$ 194,411

The provision for income taxes differs from the amount of income tax that would result by applying the applicable United States statutory federal income tax rate to pretax income, because of the following differences:

	Year Ended December 31,
	2001	2000	1999
	(Thousands of Dollars)

Computed "expected" income tax expense	$ 16,553	$ 105,712	$ 68,043
Adjustments for tax effects of:
Statutory depletion	(985)	(2,535)	(3,440)
Tax credits	(1,135)	(4,792)	(25,775)
State income tax, net	4,707	6,178	4,545
Reversal of utility book/tax depreciation	5,026	4,119	5,318
Other	7,762	(6,141)	(4,626)
Actual income tax expense	$ 31,928	$ 102,541	$ 44,065

Income tax expense (benefit) as shown on the Consolidated Statement of Income consists of the following components:

	Year Ended December 31,
	2001	2000	1999
	(Thousands of Dollars)

Current:
United States	$ (40,149)	$ 136,938	$ 293,319
Canada	38	13,669	1,710
Other countries	-	-	30
State	2,229	15,755	53,858
	(37,882)	166,362	348,917
Deferred:
United States	66,345	(49,174)	(267,956)
Canada	-	(7,509)	9,930
Other countries	-	(18)	-
State	3,465	(7,120)	(46,826)
	69,810	(63,821)	(304,852)

	31,928	102,541	44,065
Less:
Income tax expense associated with discontinued operations	45,340	88,407	31,750

Income tax expense (benefit) associated with continuing operations	$ (13,412)	$ 14,134	$ 12,315

Deferred tax (assets) liabilities are comprised of the following:

	December 31,
	2001	2000
	(Thousands of Dollars)

Plant related	$ 17,032	$ 229,080
Investment in nonutility generation projects	-	3,442
Other	4,775	42,834
Gross deferred tax liabilities	21,807	275,356

Amortization of gain on sale/leaseback	-	(10,969)
Deferred revenues	(95,334)	(99,319)
Investment tax credit amortization	-	(8,553)
Other	(8,940)	(196,783)
Gross deferred tax assets	(104,274)	(315,624)

Net deferred tax assets	(82,467)	(39,157)
Less: current deferred tax assets - net	(6,198)	(17,738)
Total noncurrent deferred tax assets	$ (76,269)	$ (21,419)

The change in net deferred tax (assets) liabilities differs from current year deferred tax expense as a result of the following:
Thousands of Dollars

Change in net deferred tax assets	$ (43,310)
Regulatory assets related to income taxes	27,513
Sale of discontinued coal operations	37,162
Other	(5,541)
15,824
Discontinued operations deferred taxes	53,986
Deferred tax expense	$ 69,810

NOTE 6 - COMMON STOCK

  SHAREHOLDER PROTECTION RIGHTS PLAN

Our Board of Directors has adopted a Shareholder Protection Rights Plan (SPRP), which we expect to enter into in April 2002. The SPRP provides one preferred share purchase right for each share of our common stock. Under this plan, each purchase right entitles the registered holder, upon the occurrence of events described in the SPRP, to purchase one one-hundredth of a share of our Participating Preferred Shares, A Series, without par value. If exercisable, each purchase right would have economic terms similar to one share of our common stock. The purchase rights are to trade with the underlying shares and, except under certain circumstances described in the SPRP, will expire in April 2012, unless they are redeemed or exchanged by us before that date.

  OPTIONAL STOCK PURCHASE PLAN

Our Optional Stock Purchase Plan, which is the successor to MPC's Dividend Reinvestment and Stock Purchase Plan, permits participants to: (a) acquire additional shares of common stock through optional cash payments of up to $60,000 per year; and (b) deposit common and preferred stock certificates into their Optional Stock Purchase Plan accounts for safekeeping. It also allows for other interested investors (residents of certain states) to make initial purchases of common shares with a minimum of $100 and a maximum of $60,000 per year.

  RETIREMENT SAVINGS PLAN

MPC maintained a 401(k) plan, the MPC Employees Retirement Savings Plan (MPC Savings Plan), pursuant to which employee contributions were matched in MPC common stock through a leveraged Employee Stock Ownership Plan (ESOP). The ESOP was leveraged pursuant to a Loan Agreement dated as of January 22, 1990 between MPC and The Northern Trust Company of Illinois as trustee of the ESOP (ESOP Loan), and MPC entered into a similar loan as of the same date with various institutional lenders (Outside Loan). In anticipation of the restructuring of MPC and the sale of the utility operations to NorthWestern, effective November 1, 2001 the ESOP component of the MPC Savings Plan and the ESOP Loan were transferred to the Touch America, Inc. Employee Retirement Savings Plan (Touch America Savings Plan) and its trustee, respectively. As of November 1, 2001 Touch America withdrew from the MPC Savings Plan, and all participant account balances attributable to the employees of the withdrawing employers, as well as the unallocated shares in the ESOP, were transferred to the Touch America Savings Plan. On February 13, 2002 the shares of MPC common stock held in the ESOP became shares of common stock of Touch America Holdings, Inc. On February 15, 2002, MPC retired the Outside Loan.

The unallocated shares acquired with the proceeds of the ESOP Loan continue to be allocated monthly to help meet our matching obligations under the Touch America Savings Plan, with further shares being bought on the open market as necessary.

The ESOP loan, which is reflected in "Liabilities of discontinued operations" on the Consolidated Balance Sheet, is offset by a similar amount in "Unallocated stock" on the Consolidated Balance Sheet. Our contributions are used to meet principal and interest payments on the ESOP loan with the Touch America Savings Plan Trustee. At December 31, 2001, 3,076,642 shares had been allocated to the participants' accounts. We recognize expense for the Touch America Savings Plan using the Shares Allocated Method, and the pretax expense was $4,464,000, $4,267,000, and $4,890,000 for 2001, 2000, and 1999, respectively.

  LONG-TERM INCENTIVE PLAN

We have also adopted MPC's Long-Term Incentive Plan, under which MPC issued options to its employees. Option holders now include only employees of Touch America. Options issued to employees are not reflected in balance sheet accounts until exercised, at which time: (1) authorized but unissued shares are issued to the employee; (2) the capital stock account is credited with the proceeds; and (3) no charges or credits to income are made.

Options were granted at the average of the high and low prices as reported on the New York Stock Exchange composite tape on the date granted and expire ten years from that date. Generally, these options vest over a two to three year period from the date of grant.

During 1999, a grant of 12,000 shares of restricted stock was issued to an individual under the Long-Term Incentive Plan. The award was subject to forfeiture or proration if the individual terminated employment. Restrictions were removed on the shares granted in May 2000, May 2001, and February 2002. Earned awards are reflected as common stock on the Consolidated Balance Sheet and as compensation expense on the Consolidated Statement of Income over the period of required employment. At December 31, 2001, 4,000 shares of restricted stock remained.

Option activity is summarized below:

	2001		2000		1999
		Wtd Avg		Wtd Avg		Wtd Avg
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	4,076,244	$28.43	3,280,325	$25.63	2,548,094	$22.71
Granted	35,500	17.38	1,199,545	34.36	919,510	32.14
Exercised	32,984	13.49	149,834	17.07	88,857	10.83
Cancelled	1,051,313	27.75	253,792	26.88	98,422	24.08

Outstanding, end of year	3,027,447	$28.70	4,076,244	$28.43	3,280,325	$25.63

Effective with the February 15, 2002 sale of the utility operations, the number of options cancelled since the beginning of 2001 increased by 771,223 to 1,822,536 options. This resulted in 2,256,224 options outstanding at February 15, 2002.

Shares under option at December 31, 2001, are summarized below:

Options Outstanding			Options Exercisable
		Wtd Avg	Wtd Avg		Wtd Avg
		Exercise	Exercise		Exercise
Exercise Price Range	Shares	Price	Life	Shares	Price

$6.45	6,000	$ 6.45	10 yrs	-	$ -
$10.73 to $14.29	154,725	11.11	4 yrs	148,725	11.08
$18.00 to $24.66	399,929	19.60	7 yrs	317,446	18.62
$26.53 to $32.50	1,689,863	28.72	8 yrs	1,194,039	27.67
$35.36 to $38.69	776,930	37.00	8 yrs	394,930	35.36
	3,027,447			2,055,140

Effective with the February 15, 2002 sale of the utility operations, options outstanding at $6.45 remained the same at 6,000 options, options in the $10.73 to $14.29 range decreased by 56,017 to 98,708 options, options in the $18.00 to $24.66 range decreased by 128,446 to 271,483 options, options in the $26.53 to $32.50 range decreased by 586,760 to 1,103,103 options and options in the $35.36 to $38.69 range remained the same at 776,930 options, for a total of 2,256,224 options outstanding.

The number of options exercisable in the $10.73 to $14.29 range decreased to 92,708 options, options in the $18.00 to $24.66 range decreased to 189,000 options, and options in the $26.53 to $32.50 range decreased to 733,229 options exercisable. Accelerated vesting due to the sale of the utility operations resulted in options in the $35.36 to $38.69 range increasing to 776,930, for a total of 1,791,867 options exercisable at February 15, 2002.

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," both MPC and Touch America have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for employee stock options. Under APB 25, because the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Disclosure of pro-forma information regarding net income and earnings per share is required by SFAS No. 123. This information has been determined as if we had accounted for our employee stock options under the fair value method of that statement. The weighted-average fair value of options granted in 2001, 2000, and 1999 was $10.23, $16.35, and $7.03 per share, respectively. We employed the binomial option-pricing model to estimate the fair value of each option grant on the date of grant. We used the following weighted-average assumptions for grants in 2001, 2000, and 1999, respectively: (1) risk-free interest rate of 5.07 percent, 6.05 percent, and 6.35 percent; (2) expected life of 7.0, 6.2, and 9.8 years; (3) expected volatility of 51.00 percent, 42.00 percent, and 24.92 percent; and (4) a dividend yield of zero percent, zero percent, and 5.97 percent. Had we elected to use SFAS No. 123, compensation expense would have increased $10,904,000 in 2001, $11,827,000 in 2000, and $5,280,000 in 1999. The 2001 pro forma net income would be $5,015,000 with basic earnings per common share of $0.05 and diluted earnings per common share of $0.05. The 2000 pro forma net income would be $188,632,000 with basic earnings per common share of $1.79 and diluted earnings per common share of $1.77. The 1999 pro forma net income would be $143,456,000 with basic earnings per common share of $1.31 and diluted earnings per common share of $1.30.

NOTE 7 - PREFERRED STOCK

At December 31, 2001, MPC had 5,000,000 authorized shares of preferred stock. On February 13, 2002, all existing shares of MPC preferred stock were converted into rights to receive our preferred stock. We cannot declare or pay dividends on our common stock while we have not either declared and set apart cumulative dividends or paid dividends on any of our preferred stock.

MPC's preferred stock was in three series as detailed in the following table:
	Stated and Liquidation	Shares Issued and Outstanding		Thousands of Dollars
Series	Price*	2001	2000	2001	2000
$6.875	$100	360,800	360,800	$36,080	$36,080
6.00	$100	159,589	159,589	15,959	15,959
4.20	$100	60,000	60,000	6,025	6,025
Discount		-	-	(410)	(410)
		580,389	580,389	$57,654	$57,654

*Plus accumulated dividends.

At a special meeting of MPC's shareholders held on September 21, 2001, shareholders representing more than two-thirds of the outstanding common stock approved, among others, the following proposals:

  Holders of MPC's Preferred Stock, $6.875 Series, will receive one share of Touch America Holdings, Inc. Preferred Stock, $6.875 Series, for each share of MPC Preferred Stock, $6.875 Series; and
  The redemption of MPC's outstanding Preferred Stock, $6.00 Series, and Preferred Stock, $4.20 Series.

On February 14, 2002, we funded two restricted bank accounts, which will be used to redeem the $6.00 Series and $4.20 Series preferred stock at $110 per share and $103 per share, respectively, plus accumulated dividends.

Our $6.875 Series is redeemable in whole or in part with the consent or affirmative vote of the holders of a majority of common shares, at any time on or after November 1, 2003, for a price beginning at $103.438 per share, which decreases annually through October 2013. After that time, the redemption price is $100 per share.

NOTE 8 - LONG-TERM DEBT

Long-term debt consists of the following:
	December 31,
	2001	2000
	(Thousands of Dollars)
$400 Million Senior Secured Credit Facility	$ 254,100	$ 100,000
Capital lease	1,100	1,339
Utility debt	-	377,178
	255,200	478,517
Less: Portion due within one year	255,200	169,054
	$ -	$ 309,463

On November 8, 2000, we entered into a Credit Facility for use in our telecommunications operations. The Credit Facility consisted of a $200,000,000 term loan and $200,000,000 revolver, either of which could be used for short- or long-term borrowing. At December 31, 2001 we had $254,100,000 outstanding under the Credit Facility.

On February 15, 2002, we used a portion of the proceeds from the sale of the utility operations to repay the entire $254,100,000 outstanding under the Credit Facility, which was then cancelled. Based on financial performance for the twelve-month period ending September 30, 2001, we were not in compliance with certain financial covenants under the Credit Facility. On November 14, 2001, we received a 30-day waiver of the requirement to comply with the financial covenants from the lending banks under the Credit Facility. On December 14, 2001, we received an additional waiver through February 15, 2002. Our obligations under the Credit Facility terminated with the repayment of the Credit Facility on February 15, 2002.

NOTE 9 - Short-term borrowing

Touch America, Inc. had no short-term borrowings outstanding at December 31, 2001 or 2000. At December 31, 2000, our utility operations had $75,000,000 outstanding in short-term borrowing.

NOTE 10 - RELATED PARTY TRANSACTIONS

  RECEIVABLES AND PAYABLES

Related party receivables primarily result from either services we provide to, or payments we make on behalf of, our unconsolidated investments. Related party payables primarily result from services that we receive from our unconsolidated investments. We recognize receivables at their net realizable value.

Related party receivables and payables consisted of the following:

	December 31,
	2001	2000
	(Thousands of Dollars)
ACCOUNTS AND NOTES RECEIVABLE:
Accounts and notes receivable - MPCS	$ 15,336	$ 17,365
Accounts and notes receivable - STA	8,230	474
Accounts and notes receivable - AFT	6,980	6,809
Accounts and notes receivable - TWW	4,457	3,209
Accounts and notes receivable - Northern Colorado Telecommunications, L.L.C.	352	3
Accounts and notes receivable - FTV	60	35
Accounts and notes receivable - Other	-	5
	$ 35,415	$ 27,900

ACCOUNTS AND NOTES PAYABLE:
Accounts payable - FTV	$ 1,650	$ -
Accounts payable - Northern Colorado Telecommunications, L.L.C.	368	-
	$ 2,018	$ -
  RELATED PARTY REVENUES AND INTEREST INCOME

For the three years ended December 31, 2001, revenues from our unconsolidated investments were approximately $14,500,000, $13,700,000, and $800,000, respectively. Primary sources of revenues included service agreements, construction, switch, long-distance, and wholesale. During these same periods, we earned approximately $1,100,000, $900,000, and $600,000, respectively, of interest income from outstanding notes receivables with our unconsolidated investments.

NOTE 11- Retirement plans

Between 1999 and 2001, MPC maintained a trusteed, noncontributory retirement plan covering substantially all of its employees. Retirement benefits under the MPC Pension Plan (MPC Plan) were based on salary, age, and years of service. The MPC Plan's assets consisted primarily of domestic and foreign corporate stocks, domestic corporate bonds, and United States Government securities.

Effective with the sale of The Montana Power, LLC (MPLLC) to NorthWestern, employees of Touch America were no longer eligible to participate in the MPC Plan. Touch America does not sponsor a defined benefit pension plan. As a result, participants in the MPC Plan employed by Touch America as of the closing date, received in March 2002, the accrued value of their benefit under the MPC Plan in a single lump-sum distribution or an annuity purchased by the MPC Plan.

As a result of the sale of MPC's electric generating assets in December 1999, 454 MPC Plan participants related to electric generation operations were curtailed from the MPC Plan and approximately $22,700,000 in assets were transferred from the retirement plan trust in December 1999. Pursuant to the sales agreement, when the calculation was finalized in February 2000, approximately $3,200,000 of additional assets were transferred to the purchaser's pension plan trust. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans," MPC calculated a curtailment gain of approximately $4,100,000 and a settlement gain of approximately $7,800,000 in 1999. Due to regulatory accounting requirements, the gains were recorded as regulatory liabilities or offsets to regulatory assets, resulting in no effect on the Consolidated Statement of Income.

MPC offered a Special Retirement Program (SRP) to certain eligible employees during 2000. The SFAS No. 88 special termination charge resulting from 213 participants electing the SRP amounted to approximately $10,500,000. Of that amount, $661,000 was recorded as additional expense. Due to regulatory accounting requirements, the remaining amount was offset against regulatory liabilities, resulting in no effect on the Consolidated Statement of Income.

Effective October 31, 2000, MPC sold its oil and natural gas operations to PanCanadian Petroleum Limited and PanCanadian Energy, Inc. (Pan Canadian). In conjunction with the sale, 90 participants were curtailed from the MPC Plan and approximately $2,400,000 in MPC Plan assets were used to purchase annuities for benefits accrued by those participants through October 31, 2000. In accordance with SFAS No. 88, a curtailment gain of approximately $108,000 and a settlement gain of approximately $526,000 were calculated.

On April 30, 2001, MPC's coal division operations were sold to Westmoreland. MPC transferred approximately $15,300,000 in MPC Plan assets to the Westmoreland pension plan trust for accrued benefits relating to the 520 MPC Plan participants transferred as a result of the coal sale. In accordance with SFAS No. 88, MPC recognized a curtailment gain of approximately $2,315,000 and a settlement gain of approximately $770,000. Pursuant to the sale agreement with Westmoreland, approximately $1,700,000 of additional MPC Plan assets, representing the true-up calculation, were transferred to the Westmoreland trust in February 2002.

During 2001, approximately $514,000 of MPC Plan assets were used for funding relating to the addition of participants to the pension annuity contract purchased in 2000. In addition, $12,000 of MPC Plan assets were used for the true-up calculation relating to the oil and natural gas operations sale agreement with PanCanadian.

MPC, together with most of its subsidiaries, also maintained certain health care and life insurance benefits payable until age 65 for eligible retired employees. Effective February 15, 2002, Touch America no longer maintains such retiree benefits on an ongoing basis. We have, however, undertaken to provide the same retiree benefits formerly available under the MPC arrangements for twenty-seven current Touch America employees who would have been eligible under the MPC arrangements if they had retired prior to February 15, 2002. These benefits are an unfunded expense, estimated in accordance with SFAS No. 106 at $51,000 for 2002.

The following tables provide a reconciliation of the changes in the MPC Plan's and the MPC retiree healthcare and life insurance benefit obligations; changes in the fair value of pension and other benefit assets over the two-year period ending December 31, 2001, and a statement of the funded status of the benefits as of December 31 of both years:

	Pension Benefits		Other Benefits
	2001	2000	2001	2000
	(Thousands of Dollars)

Change in benefit obligation:
Benefit obligation at January 1	$ 267,716	$ 242,005	$ 25,601	$ 21,628
Service cost on benefits earned	4,731	5,820	526	571
Interest cost on projected benefit obligation	19,785	18,292	2,018	1,741
Plan amendments	1,748	7,578	-	-
Actuarial loss	27,719	588	3,689	4,773
Acquisitions/divestitures	-	-	(868)	(337)
Curtailments	(4,191)	(462)	-	-
Settlements	(14,017)	(2,429)	-	-
Special termination benefits	-	10,476	-	-
Adjustments for liability transfers	-	(1,999)	-	-
Gross benefits paid	(17,505)	(12,153)	(4,851)	(2,775)
Benefit obligation at December 31	$ 285,986	$ 267,716	$ 26,115	$ 25,601

Change in plan assets:
Fair value of plan assets at January 1	$ 252,312	$ 276,248	$ 9,707	$ 9,916
Actual return/(loss) on plan assets	(6,107)	(5,684)	106	328
Employer contributions	2,285	2,211	910	2,237
Divestitures	(15,842)	(5,629)	-	-
Adjustments for asset transfers	-	(2,682)	-	-
Gross benefits paid	(17,505)	(12,153)	(4,851)	(2,775)
Fair value of plan assets at December 31	$ 215,143	$ 252,311	$ 5,872	$ 9,706

Reconciliation of funded status:
Funded status at end of year	$ (70,843)	$ (15,405)	$ (20,243)	$ (15,895)
Unrecognized net:
Actuarial (gain) loss	28,444	(28,394)	3,104	(1,129)
Prior service cost	21,367	23,310	1,386	1,593
Transition obligation (asset)	(126)	121	9,443	10,554
Net amount recognized at December 31	$ (21,158)	$ (20,368)	$ (6,310)	$ (4,877)

The following table provides the amounts recognized in the Consolidated Balance Sheet as of December 31. Amounts related to our discontinued utility operations are included in "Asset of discontinued operations" and "Liabilities of discontinued operations."
	Pension Benefits		Other Benefits
	2001	2000	2001	2000
	(Thousands of Dollars)

Prepaid benefit cost	$ -	$ 942	$ -	$ -
Accrued benefit cost	(21,158)	(21,310)	(6,310)	(4,877)
Additional minimum liability	(41,473)	(3,312)	-	-
Intangible asset	21,367	-	-	-
Accumulated other comprehensive income	2,008	-	-	-
Regulatory asset	18,098	3,312	-	-
Net amount recognized at December 31	$ (21,158)	$ (20,368)	$ (6,310)	$ (4,877)

The following tables provide the components of net periodic benefit cost for the pension and other postretirement benefit plans, portions of which have been deferred or capitalized, for fiscal years 2001, 2000, and 1999:

	Pension Benefits
	2001	2000	1999
	(Thousands of Dollars)

Service cost on benefits earned	$ 4,731	$ 5,820	$ 8,719
Interest cost on projected benefit obligation	19,785	18,291	19,540
Expected return on plan assets	(20,547)	(23,894)	(25,650)
Amortization of:
Transition obligation (asset)	(20)	44	43
Prior service cost	2,094	1,826	1,741
Actuarial (gain) loss	118	(3,166)	(1,658)
Net periodic benefit cost (credit)	6,161	(1,079)	2,735
Special termination benefit charge	-	10,476	-
Curtailment gain	(2,315)	(108)	(3,751)
Settlement gain	(770)	(526)	(7,844)
Net periodic benefit cost (credit) after curtailments and settlements	$ 3,076	$ 8,763	$ (8,860)
	Other Benefits
	2001	2000	1999
	(Thousands of Dollars)

Service cost on benefits earned	$ 526	$ 571	$ 844
Interest cost on projected benefit obligation	2,018	1,741	1,776
Expected return on plan assets	(706)	(818)	(722)
Amortization of:
Transition obligation	862	897	1,098
Prior service cost	156	166	177
Actuarial gain	-	(186)	(133)
Net periodic benefit cost	2,856	2,371	3,040
Curtailment gain	-	-	(374)
Net periodic benefit cost after curtailments and settlements	$ 2,856	$ 2,371	$ 2,666

In 2001, funding for pension costs was less than SFAS No. 87, "Employers' Accounting for Pensions," pension expense by $3,138,000. In 2000 and 1999, pension costs exceeded SFAS No. 87 pension expense by $3,078,000 and $1,631,000, respectively. The Public Service Commission (PSC) allows recovery for the funding of pension costs through rates. Any differences between pension funding and expense are deferred for recognition in future periods. At December 31, 2001, the regulatory liability was $7,487,000.

The following assumptions were used in the determination of actuarial present values of the projected benefit obligation:

	Pension Benefits		Other Benefits
	2001	2000	2001	2000
	(Thousands of Dollars)

Weighted average assumptions as of December 31:
Discount rate	7.00%	7.50%	7.00%	7.50%
Expected return on plan assets	9.00%	9.00%	9.00%	9.00%
Rate of compensation increase	4.40%	4.40%	4.40%	4.40%

Assumed health care costs trend rates have a significant effect on the amounts reported for the health care plans. A 1 percent change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Thousands of Dollars)

Effect on total of service and interest cost component of net periodic postretirement health care benefit cost	$ 106	$ (92)
Effect on the health care component of the accumulated postretirement benefit obligation	747	(657)

The assumed 2002 health care cost trend rates used to measure the expected cost of benefits covered by the plans is 8.00 percent. The trend rate decreases through 2007 to 5.50 percent.

NOTE 12 - CONTINGENCIES

  QWEST COMMUNICATIONS CORPORATION

We are involved in a material dispute with Qwest Communications Corporations (Qwest) regarding a number of revenue and expense issues related to our June 30, 2000 acquisition of the wholesale, private line, long-distance, and other telecommunications services business in the former U S West 14-state region. The dispute involves, among other items, costs that Qwest has billed to us that we believe are invalid as well as revenue that we believe Qwest has not billed to customers or to itself on our behalf for services we have provided.

We are currently involved in three separate legal actions in three separate forums relating to our disputes with Qwest. On August 8, 2001, Qwest initiated an arbitration proceeding against us seeking damages that Qwest claims to have incurred resulting from two agreements entered into with us as a result of the June 30, 2000 acquisition. The Qwest demand for arbitration indicates Qwest is seeking an amount in excess of $47,000,000.

We have answered and counterclaimed in the arbitration proceeding. We have denied owing Qwest any sums at all, including the $47,000,000 sought by Qwest. We have counterclaimed against Qwest, seeking to recover: (i) all unpaid and past due amounts owed by Qwest to us under our Bilateral Wholesale Agreement (BWA) and Transition Services Agreement (TSA), with allowable interest, which aggregate amount we believe exceeds $75,000,000; (ii) any good faith partial payments made by Touch America of disputed amounts under the BWA that the arbitration panel finds are in excess of the amounts actually owed to Qwest; (iii) all amounts due to us resulting from Qwest's failure to properly bill our customers and/or properly remit revenues from Touch America customers to Touch America; (iv) recovery for all amounts due and owing to Touch America resulting from Qwest's failure to properly remit revenues for the circuits transferred to Touch America; (v) all amounts due and owing to Touch America resulting from Qwest's failure to collect and/or properly remit revenues to Touch America under the parties' Global Service Provider Agreement; (vi) recovery of all amounts due and owing under the parties' Lit IRU Agreement; and (vii) recovery of all amounts due and unpaid under the BWA or the TSA as of the date the arbitrator renders an award. We are also seeking a declaration of the parties' rights under the BWA and TSA. The amounts Touch America believes Qwest owes to Touch America in (i) through (vii) above exceeds by a substantial amount the $47,000,000 claimed by Qwest. The arbitration claims are set for hearing in September 2002.

On August 10, 2001, Qwest also filed a lawsuit in Denver County, Colorado District Court. This lawsuit addresses claims not covered by the Qwest demand for arbitration and, in it, Qwest is seeking unspecified damages to be determined at trial. On August 27, 2001, Touch America moved the Colorado State Court action to the United States District Court for the District of Colorado. On September 7, 2001, Touch America filed an answer to Qwest's complaint generally denying Qwests accusations and filed a counterclaim against Qwest. The amount of damages Touch America is seeking from Qwest has not yet been quantified, but we expect this will be determined as part of the discovery process.

On February 11, 2002, Touch America filed a complaint with the Federal Communications Commission (FCC), asking the FCC to stop Qwest from selling long-distance services in a 14-state region in the form of capacity or lit IRUs in violation of the Telecommunications Act of 1996. On March 1, 2002, Touch America filed a second complaint with the FCC, alleging that Qwest has violated the FCC Merger and Divestiture orders that govern the Qwest/U S West Merger and Qwest's divestiture to Touch America of Qwest's in-region business.

We are unable to predict the ultimate outcome of these matters or how the outcomes may affect our consolidated financial position, results of operations, or cash flows. Due to a significant lack of information provided by Qwest relating to both revenues and expenses, it is difficult for us to determine with certainty the amounts we owe to Qwest and Qwest owes to us. Qwest has billed us approximately $115,000,000, which we have disputed and have not recognized as expense on our Consolidated Statement of Income. We have invoiced Qwest for revenues that it also has disputed. At December 31, 2001, we have recorded a receivable of $157,000,000 from Qwest. Qwest has indicated that it intends to offset its payment of the receivable with amounts it is owed by Touch America. As of December 31, 2001 we estimate that Qwest owed us up to approximately $70,000,000 more than we owed them.

  CLASS ACTION LAWSUIT

On August 16, 2001, eight individuals filed a lawsuit in Montana State District Court, naming MPC, eleven members of MPC's Board of Directors, three officers of both Touch America and Montana Power, and PPL Montana as defendants. On September 14, 2001, the complaint was amended to add one other current officer of Touch America, one other current officer of Montana Power, and our investment banking consultants as additional defendants.

In their complaint, the plaintiffs allege that MPC and its directors and officers had a legal obligation and a fiduciary duty to obtain shareholder approval before the sale of our former electric generation assets to PPL Montana. The plaintiffs further allege that because shareholders did not vote, the sale of the generation assets is void and PPL Montana is holding these assets in constructive trust for the shareholders. Alternatively, the plaintiffs allege that shareholders should have been allowed to vote on the sale of the generation assets and, if an appropriate majority vote was obtained in favor of the sale, the shareholders should have been given dissenters' rights. The plaintiffs also make various claims of breaches of duty and negligence against the MPC Board of Directors and the individual officers and the other named defendants.

The plaintiffs have sought court approval to proceed with this suit as a class action. Defendants have opposed the plaintiffs' request to proceed with this suit as a class action, and that issue is pending.

MPC and the other defendants in the case have all filed substantive motions to dismiss the complaint, which motions are pending.

We believe that MPC and its directors and officers, and Touch America's officers, have fully complied with their statutory and fiduciary duties. Accordingly, we are defending the suit vigorously. At this early stage, however, we cannot predict the ultimate outcome of this matter or how it may affect our consolidated financial position, results of operations, or cash flows.

Touch America is not a defendant, although the plaintiffs have moved to amend the complaint to include Touch America Holdings, Inc. It is our position that because of the merger between MPC and MPLLC, in which the obligations of MPC vested in MPLLC by operation of law and the merger documents, as long as MPC remains a defendant in the case, both potential liability and insurance coverage for the case remain with MPLLC.

  WILLIAMS COMMUNICATIONS, L.L.C./SIERRA TOUCH AMERICA, L.L.C.

On July 20, 2001, Williams Communications, L.L.C. (Williams) filed a lawsuit in the United States District Court for the Northern District of Oklahoma alleging that Sierra Touch America, L.L.C. (STA), a joint venture between Sierra Pacific Communications and Touch America, failed to make timely payments on invoices totaling approximately $23,400,000 related to a construction agreement between Williams and STA. In the third quarter 2001, Williams submitted additional invoices to STA in an attempt to increase the amount demanded to approximately $34,300,000. STA did not approve the additional work and cost overruns submitted by Williams, and STA disagrees with the amount of Williams' claims. Pursuant to the construction agreement, Williams is constructing a fiber optic telecommunications route for STA from Verdi, Nevada to Sacramento, California.

We believe that our total exposure is less than the amount that Williams is demanding. However, we are unable to predict the ultimate outcome or how the matter may affect our consolidated financial position, results of operations, or cash flows.

For more information on STA, see Note 13, "Commitments," in the "Unconsolidated Investments" section.

  TCA BUILDING COMPANY

Our subsidiary, Entech, Inc. (Entech) and its former subsidiary, Northwestern Resources, are defendants in litigation initiated by TCA Building Company in 1995 in the 261st Judicial District Court in Travis County, Texas. TCA has alleged that Entech and Northwestern Resources breached obligations to assist it in mining its property, that alleged promises underlying these obligations were tainted by fraud, and that Entech and Northwestern Resources wrongfully interfered with a contract and a business opportunity for TCA to sell lignite. TCA alleges that its damages, in addition to unspecified exemplary damages, are between $8,000,000 and $13,500,000. Entech and Northwestern Resources have asserted counterclaims that would substantially reduce these alleged amounts.

The Texas District Court has granted motions filed by Entech and Northwestern Resources for summary judgment on all of TCA's claims, and TCA has appealed. The parties have argued the case on appeal, but the court has not yet issued a judgment. The appeal has been pending before the appellate court since November 2000 and there has been no activity relating to this case since then.

Pursuant to the Stock Purchase Agreement that we entered into with Westmoreland Coal Company, Westmoreland has assumed responsibility for defending this litigation relative to the claims against Northwestern Resources. While Westmoreland is responsible for the claims against Northwestern Resources, we will remain responsible for defending this litigation relative to the claims against Entech.

  SALE OF MPLLC/UTILITY BUSINESS - INDEMNITY OBLIGATIONS

Pursuant to the provisions of the September 29, 2000 Unit Purchase Agreement with NorthWestern, we have agreed to indemnify NorthWestern, or MPLLC under NorthWestern ownership, for certain adverse consequences which may arise following the sale. Such indemnity obligations are summarized below, but the specifics of such obligations are set forth in, and subject to, the applicable provisions of the Unit Purchase Agreement. We have no obligation to indemnify NorthWestern/MPLLC for matters other than those set forth in the Unit Purchase Agreement. Therefore, except for such specified indemnity provisions, obligations of MPC are now the obligations of MPLLC, and are not our responsibility.

Under the Unit Purchase Agreement, we agreed to indemnify NorthWestern/MPLLC for adverse consequences with respect to:

  Taxes - any taxes relating to us, MPLLC, MPC, and any member of MPC's affiliated group of subsidiaries, for any tax year or portion of a tax year ending on or before February 15, 2002;
  Restructuring - the reorganization of the corporate structure of MPC;
  Divestiture - the completion of the sale of our former oil and gas operations, Continental Energy, and coal operations;
  PPL Montana Claim - a claim from PPL Montana in the amount of approximately $3,900,000 relating to issues under an electric supply agreement between PPL Montana and MPC;
  Environmental - certain environmental losses as specified in the Unit Purchase Agreement. The obligations of MPLLC to indemnify PPL Montana for environmental matters under the terms of the October 31, 1998 Asset Purchase Agreement could, in turn, be claimed by MPLLC as subject to our indemnity obligation to MPLLC under the Unit Purchase Agreement. However, the indemnity obligation is subject to the following conditions: (i) it will not apply until the total amount of the environmental losses exceed $50,000,000; (ii) we would be liable for the next $25,000,000 of environmental losses; (iii) we would also be liable for 50 percent of all environmental losses in excess of $75,000,000 in the aggregate; and (iv) in no event would we be obligated to pay in excess of $100,000,000; that is, the indemnity obligation has a "cap" of $100,000,000. This obligation continues for five years after February 15, 2002, the closing date of the sale; and
  Certain Litigation - certain litigation and claims listed in a schedule to the Unit Purchase Agreement. Eight matters are listed on that schedule, but some have settled since the Unit Purchase Agreement was signed, or are inactive cases; there are only approximately four active matters to which the indemnity obligation is applicable. Except for the matters listed on the schedule, any litigation or claim to which MPC is a party is the responsibility of MPLLC, not us.

We are unable to predict the ultimate outcome of these various indemnity obligations, or how these matters may affect our consolidated financial position, results of operations, or cash flows.

  SALE OF COAL OPERATIONS

On April 30, 2001, MPC sold its coal operations to Westmoreland Coal Company. Westmoreland has disputed our proposed post-closing adjustments, which would have required Westmoreland to make an additional payment to us of $9,003,000. Westmoreland submitted proposed post-closing adjustments, which would require us to make a payment to Westmoreland of approximately $31,000,000. Westmoreland subsequently filed on October 29, 2001 a claim for indemnity under the Stock Purchase Agreement, which reflects the above-noted post-closing adjustments claim of $31,000,000. On November 21, 2001, we responded to the indemnity claim and disputed all claims. On November 26, 2001, Westmoreland filed a petition in State Court in New York asserting that the matters in dispute should be resolved under the arbitration process for post-closing adjustments provided for in the September 15, 2000 Stock Purchase Agreement between Westmoreland and Entech. On January 18, 2002, the New York State Court entered an order granting Westmoreland's petition. Entech has appealed the order. Entech disagrees with Westmoreland's position regarding the post-closing adjustments and the indemnity claims. We are currently unable to predict the outcome of this dispute or how it may affect our consolidated financial position, results of operations, or cash flows.

With respect to income taxes, because we file a consolidated federal income tax return, we agreed to accept liability for the coal operations' income taxes for periods ending prior to or on the closing of the sale of those operations.

  SALE OF CONTINENTAL ENERGY

We agreed, because we file a consolidated federal income tax return, to accept liability for the income taxes of Continental Energy Services, Inc. and its subsidiaries for periods ending prior to or on the closing of the sale of that business.

  SALE OF OIL AND NATURAL GAS OPERATIONS

On October 31, 2000, MPC sold the oil and natural gas operations to PanCanadian Petroleum Limited and PanCanadian Energy, Inc. On October 30, 2001, the purchasers provided MPC with a notice asserting claims of approximately $10,000,000 for indemnity under terms of the August 25, 2000 Stock and Asset Purchase Agreement pertaining to pre-closing environmental liabilities. The claims were asserted under the terms of the August 25, 2000 Stock and Asset Purchase Agreement between the purchasers and Entech. The asserted claims are broadly stated, alleging facts Entech's representatives have not established through investigation. Entech has disputed all of the claims, and Entech's response also advised the purchasers that the notice was not valid under the terms of the Stock and Asset Purchase Agreement because the notice did not provide information required to state a proper claim. At this early stage, however, we cannot predict the outcome of this matter or how it may affect our consolidated position, financial results of operations, or cash flows.

In addition, we agreed to indemnify the purchasers for certain adverse environmental consequences relating to oil and natural gas properties previously owned, leased or operated by us, but which were not owned by us at the time of the sale of the oil and natural gas operations to the purchasers. This indemnity obligation is not part of the $10,000,000 indemnity claim discussed above.

With respect to taxes, we agreed to indemnify the purchasers for certain adverse consequences relating to breaches of our obligations or representations under the tax provisions of the purchase agreement.

  MISCELLANEOUS

We, together with our subsidiaries, are parties to various other legal claims, actions, and complaints arising in the ordinary course of business. We do not expect the conclusion of any of these matters to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

NOTE 13 - COMMITMENTS
  CONSTRUCTION PROJECTS

AT&T Corp

In October 1999, we entered into a contract to construct a high-speed, fiber optic network for AT&T. The contract allows us to install our own fiber optic network at the same time and along the same routes we are constructing for AT&T. The network will span more than 4,300 miles and will cover six different routes in the West, Pacific Northwest, Northern Rocky Mountains, and Midwest. The contract contains capped performance incentives if we meet, and capped penalties if we do not meet, aggressive completion targets. All routes are scheduled for completion by early 2003. We estimate the cost of the project at $600,300,000, of which a total of $448,400,000 was expended in 2000 and 2001, and $151,900,000 is budgeted for 2002. We expect AT&T and other third parties to reimburse us for approximately 50 percent of the total cost, as stages of the project are completed.

Northern Telecom, Inc.

We have contracted with Northern Telecom, Inc. to furnish and install optical electronic equipment on certain fiber optic networks. In 2000 and 2001, we paid a total of $85,700,000 for these installations and expect to pay an additional $6,800,000 in 2002.

  SYSTEM INSTALLATION

Siemens Carrier Networks, L.L.C.

In February 2001, we contracted with Siemens Carrier Networks, L.L.C. to implement Touch America Business Solutions (TABS). TABS is our new provisioning, order entry, and billing system, which is slated for completion by mid-2002. We spent $11,900,000 in 2001 and expect to pay an additional $9,800,000 in 2002 to install the system.

  UNCONSOLIDATED INVESTMENTS

We have entered into various strategic alliances to expand our network and increase revenues. In accordance with the agreements governing these relationships, we are committed to contribute capital at various times.

Northern Colorado Telecommunications, L.L.C.

In August 1999, we formed Northern Colorado Telecommunications, L.L.C., a 50-50 joint venture with NCE, a subsidiary of Xcel, to provide a full range of telecommunication services, including private-line service, to enterprises in the Denver metropolitan area. For this venture, NCE contributed long-term IRUs of its existing fiber optic network in the Denver metropolitan area and we will construct six miles of fiber optic cable and install optical electronic equipment, at an estimated cost of $9,300,000. Since the project's inception, we have contributed $5,100,000 and plan to contribute $1,500,000 in both 2002 and 2003 and $1,100,000 in 2004.

TW Wireless, L.L.C.

We own a 49.9 percent interest in TWW, a joint venture with Qwest Wireless, to provide "one number" wireless telephone service in an eight-state region of the Pacific Northwest and Upper Midwest. This service provides a customer with one directory number for cell phone and home or business phone. Both companies contributed PCS licenses to the venture. At December 31, 2001, we had contributed approximately $39,900,000 toward the costs of the wireless infrastructure and estimate that we will contribute an additional $15,300,000 in 2002.

Sierra Touch America, L.L.C.

In May 2000, we formed STA, a 50-50 joint venture with Sierra Pacific Communications, a subsidiary of Sierra Pacific, to construct a fiber optic network between Sacramento and Salt Lake City as a part of our AT&T construction project. We expect this network will make up 750 miles of the 4,300-mile build-out that we are constructing in tandem with STA's construction of a fiber optic network for AT&T. STA has begun construction of this route and expects to complete the route in the fourth quarter of 2002 at an estimated cost of $189,000,000. Upon completion, we will own 4 of the 6 conduits of the network and will transfer 3 to AT&T and exchange another with a third party. STA will retain ownership of the remaining 2 conduits and will distribute 1 to each partner. To date, each partner has contributed approximately $10,700,000 to the joint venture, and we have paid approximately $42,900,000 toward the purchase of the 4 conduits. The terms of the joint venture agreement give STA a partial interest in the metropolitan fiber networks that Sierra Pacific Communications operates in Reno and Las Vegas. For information regarding litigation against STA, see Note 12, "Contingencies," in the "Williams Communications, L.L.C./Sierra Touch America, L.L.C." section.

American Fiber Touch, L.L.C.

In January 2000, we formed AFT, a 50-50 joint venture with AEP Communications L.L.C., a subsidiary of American Electric Power, to connect national and regional fiber optic networks between Plano, Illinois and St. Louis, Missouri as part of our AT&T construction project. We expect this network will make up 296 miles of the 4,300-mile fiber optic network discussed above. AFT has begun construction of the Plano-St. Louis route and expects to complete it in the second quarter 2002 at an estimated total cost of $43,000,000. At the end of 2001, we had advanced approximately $18,200,000 for construction costs, and we plan to contribute another $3,500,000 in 2002.

Minnesota PCS, L.P.

In January 2000, we signed a purchase agreement with MPCS to acquire a 25 percent interest in MPCS' wireless telephone business, which owns PCS licenses in North Dakota, South Dakota, Minnesota, and Wisconsin. In accordance with the agreement, we made an initial equity investment of $2,700,000 in MPCS. In 2000, we loaned MPCS a total of $12,000,000 in interest-bearing notes, payable on October 1, 2002. In 2000 and 2001, we advanced MPCS $9,000,000 for network construction and operating costs. We also guaranteed the payment of $7,420,000 of a note made by the Rural Telephone Finance Corporation (RTFC) to MPCS. This guarantee was in the form of a cash collateral account.

On July 31, 2001, however, MPCS defaulted on its note with RTFC. Consequently, RTFC called all outstanding guarantees and, in September 2001, withdrew $7,420,000 from our collateral account. Following the unanimous decision of MPCS partners to offer the assets of MPCS for sale, MPCS received, in the third quarter 2001, letters of commitment from four entities to purchase certain licenses and other assets from MPCS. Because the expected proceeds from the sales of MPCS' assets would not be sufficient to repay the withdrawn collateral and MPCS' loan obligations to us, we recorded a loss of $11,700,000 related to our MPCS investment and the MPCS note receivable. We anticipate additional funding requirements prior to exiting this investment.

  LEASES

Capital Lease

In January 2000, we entered into a Reciprocal IRU Lease and Exchange Option Agreement with Velocita, formerly PF.Net Construction Corp. This agreement is a 20-year IRU lease with an option to exchange the leased property at a future date. Under the agreement, we will lease approximately 5,900 route miles from Velocita and Velocita will lease approximately 4,400 miles of fiber from us. Prior to commencement of the lease, we will prepay $48,500,000 for the difference in route miles. The prepayment will be amortized to expense over the 20-year lease term. As of December 31, 2001, approximately $18,600,000 had been paid, and $14,400,000 is scheduled for payment in 2002 with $15,500,000 scheduled in 2003.

Operating Leases

We have entered into operating lease agreements for office space and communication sites, with varying termination dates, which we recorded as expense on the Consolidated Statement of Income approximately $6,500,000 in 2001, $2,800,000 in 2000, and $1,900,000 in 1999.

The following is a schedule of future minimum rental payments based on our operating lease agreements that have initial or remaining non-cancelable lease terms in excess of one year:

For the year	Thousands of Dollars

2002	$ 5,580
2003	5,320
2004	4,623
2005	3,345
2006	3,076
Remaining	17,885

$ 39,829

The present value of these lease payments discounted at our December 31, 2001 average borrowing rate of 5.45 percent is $28,767,882.

  MINIMUM ANNUAL COMMITMENTS

The above construction projects, unconsolidated investments, and capital lease obligate us to make minimum annual payments as follows:

2002	2003	2004	Total
(Thousands of Dollars)

$198,871	$17,000	$1,100	$216,971

The present value of these payments discounted at our December 31, 2001 average borrowing rate of 5.45 percent is $204,824,844.

NOTE 14 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 eliminates the use of the pooling of interests method of accounting, and requires that all mergers and acquisitions be accounted for using the purchase method of accounting. SFAS No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and adds new disclosure requirements. This statement is effective for all mergers and acquisitions initiated after June 30, 2001. Adoption of this pronouncement is not expected to have a material impact on our financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 eliminates amortization of goodwill and other indefinite-lived intangibles. These assets will now be assessed at least annually for impairment using a fair value based test. Any intangible asset with a finite life will continue to be amortized over that life. The amortization provisions of SFAS No. 142 apply to goodwill and other intangibles acquired after June 30, 2001. We will adopt the provisions of SFAS No. 142 in the first quarter 2002. In connection with the adoption of SFAS No. 142, we expect to reclassify $3,100,000 of our intangible assets to goodwill. We expect that we will no longer record $700,000 of amortization relating to the existing goodwill and indefinite-lived intangibles, as adjusted for the above reclassifications. We will also evaluate the useful lives assigned to our intangible assets.

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. We expect to complete this first step of the goodwill impairment test during the first quarter 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of our fiscal year. Intangible assets deemed to have indefinite lives will be tested for impairment using a one-step process, which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year and, pursuant to the requirements of SFAS No. 142, will be completed during the first quarter 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter 2002. Adoption of this pronouncement is not expected to have a material impact on our financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. The asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We are currently evaluating this pronouncement, but we do not expect it to have a material impact on our financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of this pronouncement is not expected to have a material impact on our financial position, results of operations, or cash flows.

NOTE 15 - DISCONTINUED OPERATIONS

The following table provides the balances at December 31, 2001 and 2000 for "Assets of discontinued operations" and "Liabilities of discontinued operations" as shown on the Consolidated Balance Sheet. The 2001 amounts represent discontinued utility operations and the 2000 amounts represent discontinued coal operations.

	December 31,
	2001	2000
	(Thousands of Dollars)
ASSETS OF DISCONTINUED OPERATIONS:
Current assets	$ 166,290	$ 51,160
Net plant, property, and equipment	1,091,235	115,544
Regulatory assets	203,305	-
Reclamation trust	-	46,043
Other noncurrent assets	60,224	69,603
	$ 1,521,054	$ 282,350

LIABILITIES OF DISCONTINUED OPERATIONS:
Current liabilities	$ 144,090	$ 39,645
Long-term debt	507,680	2,911
Regulatory liabilities	274,526	-
Deferred reclamation	-	137,014
Other deferred credits	188,943	8,910
	$ 1,115,239	$ 188,480

  utility operations

Property, Plant, and Equipment

MPC capitalized the cost of plant additions and replacements, including an allowance for funds used during construction (AFUDC) of utility plant. The rate used to compute AFUDC has been determined in accordance with a formula established by FERC. This rate averaged 6.1 percent for 2001, 8.6 percent for 2000, and 7.1 percent for 1999.

MPC charged costs of utility depreciable units of property retired, plus costs of removal less salvage, to accumulated depreciation and recognized no gain or loss. Maintenance and repairs of plant and property, as well as replacements and renewals of items determined to be less than established units of plant were charged to operating expenses.

Included in the plant classifications are utility plant under construction in the amounts of $13,493,000 and $2,637,000 for 2001 and 2000.

MPC recorded provisions for depreciation and depletion at amounts substantially equivalent to calculations made on straight-line and unit-of-production methods by applying various rates based on useful lives of properties determined from engineering studies. As a percentage of the depreciable and depletable utility plant at the beginning of the year, the provisions for depreciation and depletion of utility plant were approximately 3.4 percent for 2001, 3.5 percent for 2000, and 3.0 percent for 1999.

The following table provides year-end balances of the major classifications of MPC's property, plant, and equipment, which were recorded at cost:

	December 31,
	2001	2000
	(Thousands of Dollars)
UTILITY PLANT:
Electric:
Generation (including MPC's share of jointly owned)	$ 53,922	$ 54,341
Transmission	414,886	412,885
Distribution	629,296	604,070
Other	136,740	135,477

Natural Gas:
Production and storage	72,616	71,681
Transmission	173,751	167,416
Distribution	154,451	151,039
Other	38,882	39,841

Other	6,203	6,401
Total Utility	1,680,747	1,643,151
Less: Accumulated depreciation and amortization	589,512	553,821
Net Property, Plant, and Equipment	$ 1,091,235	$ 1,089,330

Intangibles

The excess of the January 2000 purchase price over the net assets of One Call Locators, Ltd. was recorded as goodwill and is being amortized over 15 years. Intangibles at December 31, 2001 and 2000 consisted of $8,559,000 of goodwill. The associated amortization expense was $1,141,000 and $570,000, respectively.

Regulatory Assets and Liabilities

For regulated operations, MPC followed SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Pursuant to this pronouncement, certain expenses and credits, normally reflected in income as incurred, are recognized when included in rates and recovered from or refunded to the customers. Accordingly, MPC recorded the following major classifications of regulatory assets and liabilities that will be recognized in expenses and revenues in future periods when the matching revenues are collected or refunded.

	December 31,
	2001		2000
	Assets	Liabilities	Assets	Liabilities
	(Thousands of Dollars)
Income Taxes	$ 27,280	$ -	$ 58,452	$ -
Colstrip Unit 3 carrying charge	38,337	-	38,337	-
Conservation programs	27,956	-	27,956	-
Competitive transition charges (CTCs)	47,487	-	50,965	-
Generation net proceeds in excess of book value	-	223,423	-	214,887
Proceeds from oil and natural gas sale	-	33,426	-	32,549
Investment tax credits	-	12,718	-	13,163
Other	76,402	29,555	40,384	18,816
Subtotal	217,462	299,122	216,094	279,415
Less:
Current portions	14,157	24,596	13,237	34,979
Total	$203,305	$ 274,526	$ 202,857	$ 244,436

Long-Term Debt

The Mortgage and Deed of Trust (Mortgage) imposes a first mortgage lien on all physical properties owned, exclusive of subsidiary company assets and certain property and assets specifically excepted by our discontinued utility operations. The obligations collateralized are First Mortgage Bonds, including those First Mortgage Bonds designated as Secured Medium-Term Notes (MTNs) and those securing Pollution Control Revenue Bonds.

At December 31, 2001 and 2000, MPC had long-term debt of $458,741 and $377,178 respectively.

Derivative Financial Instruments

Effective January 1, 2001, MPC adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Transactions and Hedging Activities." These pronouncements expand the definition of a derivative and require that all derivative instruments be recorded as assets or liabilities on an entity's balance sheet at fair value. Accounting for gains and losses resulting from changes in the fair value of those derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting.

At January 1, 2001, MPC had derivative financial agreements called "price swaps" that hedged its exposure to variability in expected cash flows attributable to the commodity price risks of a long-term power supply agreement and a natural gas sales agreement. In accordance with the provisions of SFAS No. 133, MPC marked to market at January 1, 2001 its price swaps hedging these forecasted electric energy and natural gas sales, with a corresponding credit entry to "Other comprehensive income" for approximately $11,300,000 after income taxes. That entry represented MPC's cumulative transition adjustment in adopting SFAS No. 133.

For the year ended December 31, 2001, the hedged electric energy sales resulted in an after-tax loss of $25,300,000, and the price swaps hedging those sales in an after-tax gain of approximately $7,200,000. Upon realizing the electric energy sales and settling the price swaps, MPC reclassified $7,200,000 of the January 2001 estimate from other comprehensive income to net income in 2001. For the same year, the hedged natural gas sales resulted in an after-tax gain of approximately $2,500,000, and the price swap hedging those sales in an after-tax loss of approximately $1,400,000. MPC reclassified $1,400,000 of the January 2001 estimate from other comprehensive income to a regulatory liability, in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," because it will include the $1,100,000 net profit from these transactions in a future natural gas rate case. This future natural gas rate case will determine the method of recognizing the deferred net profit.

Both the electric energy and natural gas price swaps effectively hedged the related sales, because the price swaps and related sales were based on the same market indices and other primary characteristics. The $2,700,000 difference between the January 2001 $11,300,000 estimated credit to other comprehensive income and the $8,600,000 realized from the swaps was charged to other comprehensive income and a corresponding credit was made to receivable accounts.

At December 31, 2001, MPC had no financial derivative instruments outstanding.

QUARTERLY FINANCIAL DATA

Operating revenues, operating income (loss), and net income (loss) from continuing operations; net income (loss) from discontinued operations; and basic and diluted consolidated net income (loss) per common share for the four quarters of 2001 and 2000 are shown in the tables below.

For additional information on the sales of the energy businesses and application of discontinued operations accounting for the former utility operations, Continental Energy, coal operations and former oil and natural gas operations, see Note 2, "Decision to Sell Energy Businesses," and the "Results of Operations" section of MD&A.
	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,
	2001	2001	2001	2001
	(Thousands of Dollars)
	(except per-share amounts)

Continuing operating revenues	$ 118,078	$ 145,478	$ 141,936	$ 144,440
Continuing operating income (loss)	(15,402)	(4,571)	4,088	11,974
Continuing net income (loss)	(13,590)	(14,821)	(108)	4,902

Discontinued net income (loss)[1]	4,441	(12,674)	(11,786)	55,260

Consolidated net income (loss) available for common stock	$ (9,149)	$ (27,495)	$ (11,894)	$ 60,162

Basic earnings (loss) per share of common stock	$ (0.09)	$ (0.27)	$ (0.11)	$ 0.58

Diluted earnings (loss) per share of common stock	$ (0.09)	$ (0.27)	$ (0.11)	$ 0.58

1 Discontinued net income (loss) includes income (loss) from discontinued operations and gain (loss) on sales of discontinued operations.

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,
	2000	2000	2000	2000
	(Thousands of Dollars)
	(except per-share amounts)

Continuing operating revenues	$ 146,512	$ 123,273	$ 28,883	$ 24,659
Continuing operating income	9,844	21,052	2,399	3,017
Continuing net income	5,067	10,661	663	2,250

Discontinued net income[1]	94,518	19,704	34,832	28,106

Consolidated net income available for common stock	$ 99,585	$ 30,365	$ 35,495	$ 30,356

Basic earnings per share of common stock	$ 0.95	$ 0.29	$ 0.33	$ 0.29

Diluted earnings per share of common stock	$ 0.95	$ 0.29	$ 0.32	$ 0.28

1 Discontinued net income includes income from discontinued operations and gain on sale of discontinued operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

The following table shows our current Board of Directors, who were elected by our sole Stockholder for staggered terms effective February 13, 2002, their ages at December 31, 2001, and the year they were elected. We expect the first class of directors listed below, those whose terms expire in 2002, to be elected to three-year terms at our annual meeting. The annual meeting of our shareholders is scheduled for September 24, 2002 in Minneapolis, Minnesota. A brief description of the directors' recent business experience is also included.

Name	Age at December 31, 2001	Position/Business Experience

Terms Expiring in 2002

Thomas Ashburn	58

Director since February 13, 2002. Mr. Ashburn is a resident of Los Gatos, California, and is President of Worldwide Services for BEA Systems, Inc., a software applications company in San Jose, California.

Recent Positions: Director of The Montana Power Company from July 2001 to February 2002; Vice President and General Manager of Hewlett-Packard Services, a business-transforming solutions and services company from October 1998 until his retirement in March 2001; and Hewlett-Packard Services' General Manager, Customer Support Business from August 1992 to October 1998.

R. D. Corette	61

Director since February 13, 2002. Mr. Corette is a resident of Butte, Montana, and has been an attorney, owner, and employee for Corette, Pohlman & Kebe, a law firm in Butte, Montana, since 1966.

Recent Positions: Director of The Montana Power Company from July 1990 to February 2002.

Name	Age at December 31, 2001	Position/Business Experience

Terms Expiring in 2002

Kay Foster	60

Director since February 13, 2002. Ms. Foster is a resident of Billings, Montana, and has been President of Planteriors Unlimited, Inc., an interior foliage plant sales and maintenance business in Billings and Missoula, Montana since April 1999; and has owned this business since December 1980.

Recent Positions: Director of The Montana Power Company from January 1992 to February 2002.

Terms Expiring in 2003

Carl Lehrkind III	63

Director since February 13, 2002. Mr. Lehrkind is a resident of Bozeman, Montana; and has been President of Lehrkind's, Inc., a beverage bottler and distributor in Bozeman, Montana, since February 1970; and President, Owner and Operator of Yellowstone Country Food and Beverage restaurants in Livingston, Montana and Miles City, Montana since February 1993.

Recent Positions: Director of The Montana Power Company from July 1984 to February 2002.

John R. Jester	60

Director since February 13, 2002. Mr. Jester is a resident of Gig Harbor, Washington, and has been President of Bargain Street L.L.C., a retail firm, since September 1997.

Recent Positions: Director of The Montana Power Company from September 1995 to February 2002; and President of Muzak Limited Partnership, a telecommunications-based business, from January 1988 to May 1997.

Deborah D. McWhinney	46

Director since February 13, 2002. Ms. McWhinney is a resident of San Francisco, California, and has been President, Services for Investment Managers, for Schwab, Inc., a provider of financial services, since February 2001.

Recent Positions: Director of The Montana Power Company from August 1999 to February 2002; President of Internet Profiles Corporation (I/PRO), a provider of Web traffic measurement, auditing, and research from July 1999 to January 2001; Executive Vice President from May 1997 to July 1999; and Senior Vice President from 1995 to 1997 for VISA International.

Other Directorships: Director, Novadigm, Inc.

Name	Age at December 31, 2001	Position/Business Experience

Terms Expiring in 2003

Noble E. Vosburg	60

Director since February 13, 2002. Mr. Vosburg is a resident of Great Falls, Montana, and has been President and Chief Executive Officer of Pacific Steel & Recycling, a steel service center and recycling business in Great Falls, Montana, since May 1982.

Recent Positions: Director of The Montana Power Company from October 1988 to February 2002.

Terms Expiring in 2004

Tucker Hart Adams	63

Director since February 13, 2002. Dr. Adams is a resident of Colorado Springs, Colorado, and has been President and Chief Executive Officer of The Adams Group Inc., a consulting firm specializing in economic research, analysis, and forecasting, since January 1989; and publishes the newsletter, "Today's Economy."

Other Directorships: Trustee, Tax Free Fund of Colorado; Trustee, Aquila Rocky Mountain Equity Fund; and Avista Labs.

Recent Positions: Director of The Montana Power Company from September 1995 to February 2002.

Alan F. Cain	62

Director since February 13, 2002. Mr. Cain is a resident of Bigfork, Montana.

Recent Positions: Director of the Montana Power Company from March 1989 to February 2002; and President and Chief Executive Officer of BlueCross BlueShield of Montana, a health service corporation, in Helena, Montana, from March 1986 until his retirement in September 1999.

Jerrold P. Pederson	59

Director since September 2000. Mr. Pederson is a resident of Butte, Montana, and has been Vice Chairman of the Board since February 2002, and Chief Financial Officer since September 2000.

Recent Positions: Vice President for Touch America Holdings, Inc. from September 2000 to February 2002; Treasurer from September 2000 to April 2001; Director for The Montana Power Company from July 1993 to February 2002; Vice Chairman of the Board from March 2000 to February 2002; Chief Financial Officer from May 1991 to February 2002; Vice President from May 1991 to March 2000; and Chief Information Officer from May 1996 to May 1999 for The Montana Power Company.

Name	Age at December 31, 2001	Position/Business Experience

Terms Expiring in 2004

Robert P. Gannon	57

Director since September 2000. Mr. Gannon is a resident of Butte, Montana, and has been Chairman of the Board of Directors and Chief Executive Officer since September 2000.

Recent Positions: Director of The Montana Power Company from July 1990 to February 2002; Chairman of the Board of Directors from January 1998 to February 2002; Chief Executive Officer from July 1997 to February 2002; President from 1990 to February 2002; and Vice Chairman of the Board of Directors from January 1996 to December 1997 for The Montana Power Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table shows our current Executive Officers, who are elected or appointed annually by the Board of Directors, their ages at December 31, 2001, and their areas of responsibility. A brief description of their business experience during the past five years is also included.

Name	Age	Position/Business Experience

R. P. Gannon	57

Chairman of the Board, President, and Chief Executive Officer. Mr. Gannon was elected to the Board of Directors in September 2000; elected Chairman of the Board of Directors in September 2000; and has served as Chief Executive Officer since September 2000. For The Montana Power Company, he served as a Director from July 1990 to February 2002; Chairman of the Board of Directors from January 1998 to February 2002; Chief Executive Officer from July 1997 to February 2002, President from 1990 to February 2002; and Vice Chairman of the Board of Directors from January 1996 to December 1997.

J. P. Pederson	59

Vice Chairman of the Board of Directors and Chief Financial Officer. Mr. Pederson was elected to the Board of Directors in September 2000; Vice Chairman of the Board in February 2002; and has been Chief Financial Officer since September 2000. He served as Vice President from September 2000 to February 2002; Treasurer from September 2000 to April 2001 for Touch America Holdings, Inc. For The Montana Power Company, he served as a Director from July 1993 to February 2002; Vice Chairman of the Board from March 2000 to February 2002; Chief Financial Officer from May 1991 to February 2002; Vice President from May 1991 to March 2000; and Chief Information Officer from May 1996 to May 1999.

Name	Age	Position/Business Experience

M. J. Meldahl	52

President and Chief Operating Officer. Mr. Meldahl has held his present position since April 2001. He served as the Executive Vice President and Chief Operating Officer, Technology Division from 1998 to 2002; Vice President, Communication Services, Energy and Communications Division, from 1996 to 1998 for The Montana Power Company; and Vice President, Technology Operations for Entech, from 1997 to 1999.

M. E. Zimmerman	53

Vice President, Corporate Development, since February 2002; Vice President and General Counsel from September 2000 to April 2001. He was Vice President and General Counsel for The Montana Power Company from 1991 to February 2002.

P. T. Fleming	48

Vice President, General Counsel and Corporate Secretary. Mr. Fleming has held his present position since June 2000. For The Montana Power Company, he was an attorney from 1984 to February 2002 and Corporate Secretary from December 2000 to February 2002.

P. J. Cole	44

Senior Vice President, Revenue. Mr. Cole has held his present position since April 2001. Mr. Cole has indicated his intention to resign. The effective date of Mr. Cole's resignation has not yet been determined. For The Montana Power Company he was Vice President, Corporate Business Development, from March 1999 to February 2002 and Vice President, Business Development and Regulatory Affairs from May 1996 to March 1999.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors, certain officers, and shareholders owning more than 10 percent of a class of shares to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange and to furnish us with copies of all reports filed. These reports must be filed by the tenth day of the month following the month in which a transaction occurred. Based solely on review of reports furnished to us and written representations from our Directors and officers, we believe that during 2001 all Directors and officers complied with the reporting requirements except for one late report filed by each of Mr. R.P. Gannon and Mr. J.D. Haffey.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows the compensation paid to the Chief Executive Officer, the next four most highly compensated employees, and an additional individual, Mr. Haffey, for whom compensation would have been reported pursuant to Item 402(a)(3)(iii) for services rendered during fiscal years 2001, 2000, and 1999 even though Mr. Haffey was no longer serving as an executive officer as of February 15, 2002. We refer to each of these officers as a "named executive officer."

		Annual Compensation		Long-Term Compensation
				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Award ($)	Securities Underlying Options (#)	LTIP Payouts[6] ($)	All Other Compen-sation[7] ($)
R. P. Gannon CEO & Chairman of the Board	2001 2000 1999	500,000 483,654 408,600	100,682[1] 272,114[2] 263,671[3]	- - -	- 191,100 214,800	- - 126,000	18,819 6,800 15,054
M. J. Meldahl President & Chief Operating Officer	2001 2000 1999	275,000 244,271 194,616	246,863[4] 177,645[2] 177,165[3]	- 438,750[5] -	- 114,300 130,300	- - -	7,671 20,021 27,585
J. P. Pederson Vice Chairman of the Board & Chief Financial Officer	2001 2000 1999	250,000 234,736 200,022	34,375[1] 117,398[2] 112,915[3]	- - -	- 103,600 144,000	- - 60,000	6,154 28,435 6,400
M. E. Zimmerman Vice President -Corporate Development	2001 2000 1999	182,231 181,230 171,436	26,013[4] 53,988[2] 60,791[3]	- - -	- 24,000 24,000	- - 45,000	6,800 15,561 9,736
P. J. Cole Senior Vice President - Revenue	2001 2000 1999	175,000 167,262 146,632	74,724[4] 77,324[2] 50,138[3]	- - -	- 66,900 76,300	- - 45,000	13,798 12,858 18,333
J. D. Haffey Executive VP & COO, Energy Services Division	2001 2000 1999	210,472 206,340 195,190	80,523[4] 109,424[2] 115,356[3]	- - -	- 42,000 42,000	- - 84,000	28,376 30,740 25,400

1 Bonuses earned in 2000 and paid in 2001;

2 Awards earned in 1999 and paid in 2000 under the EVA® Bonus Plan;

3 Awards earned in 1998 and paid in 1999 under the EVA® Bonus Plan;

4 Awards earned in 2000 and paid in 2001 under the EVA® Bonus Plan;

5 Mr. Meldahl's award of restricted stock was subject to forfeiture or proration in the event he should terminate employment with the Company. The restrictions on 4,000 shares were removed on May 11, 2000, 4,000 shares on May 11, 2001, and the remaining 4,000 shares on February 15, 2002. The market price on the date of grant was $36.5625 per share; and

6 This column shows the dividend equivalent awards on options that were awarded in 1996 and 1995 and paid in 1999;

7 This column shows:

(a)	The value of matching contributions of stock made by MPC and us under the MPC Savings Plan and the Touch America Savings Plan; and

(b)

Compensation received for selling unused vacation time, which is available to all employees:

In 2001: Mr. Gannon - $12,019; Mr. Meldahl - $2,248; Mr. Cole - $8,413; Mr. Haffey - $21,576;

In 2000: Mr. Meldahl - $13,221; Mr. Pederson - $21,635; Mr. Zimmerman - $8,762; Mr. Cole - $8,654; Mr. Haffey - $ $23,940; and

In 1999: Mr. Gannon - $8,654; Mr. Meldahl - $21,185; Mr. Zimmerman - $3,378; Mr. Cole - $12,555; Mr. Haffey - $19,000.

OPTION GRANTS IN LAST FISCAL YEAR

No options were granted to the named executive officers in 2001.

AGGREGATED OPTION EXERCISES IN 2001 AND FISCAL YEAR-END OPTION VALUES

The following table provides information with respect to the named executive officers concerning exercise of stock options at fiscal year-end.
	Shares Acquired on Exercise	Value Realized (Aggregate Market Price at Exercise Less Aggregate Exercise Price1)	Number of Securities Underlying Unexercised Options At Fiscal Year-End (#)	Value of Unexercised In-the-Money-Options at Fiscal Year-End ($5.752) ($)

Name	(#)	($)	Exercisable Unexercisable	Exercisable Unexercisable
R. P. Gannon	4,284	28,007	261,150 228,750	- -
M. J. Meldahl	-	-	114,150 154,450	- -
J. P. Pederson	-	-	195,300 136,700	- -
J. D. Haffey	-	-	103,334 42,000	- -
P. J. Cole	-	-	91,796 81,950	- -
M. E. Zimmerman	-	-	79,762 24,000	- -

1 Based on the closing price of MPC Common Stock as reported on the New York Stock Exchange Composite Transaction Tape on the date of exercise.

2 Based on the closing price of MPC Common Stock as reported on the New York Stock Exchange Composite Transaction Tape on December 31, 2001.

PENSION PLAN PLUS BENEFIT RESTORATION

The table below illustrates the estimated annual benefits payable to officers under the MPC Pension Plan, a qualified defined benefit plan, and under the MPC Benefit Restoration Plan for Senior Management Executives (BRP), a non-qualified defined benefit plan in effect on December 31, 2001. The estimated annual benefits displayed become payable upon normal retirement at age 65 on January 1, 2002. These benefits will be reduced if the officer retires before reaching age 65. The amounts presented assume the officer elects a single life annuity benefit payment.
Years of Service
Remuneration	15	20	25	30	35
$150,000	$ 84,942	$ 95,724	$ 106,589	$ 117,584	$ 128,982
$175,000	$ 100,378	$ 113,108	$ 125,900	$ 138,824	$ 152,209
$200,000	$ 113,814	$ 128,492	$ 143,210	$ 158,063	$ 173,436
$225,000	$ 129,250	$ 145,875	$ 162,521	$ 179,302	$ 196,662
$250,000	$ 142,686	$ 161,259	$ 179,831	$ 198,542	$ 217,888
$275,000	$ 158,122	$ 178,643	$ 199,142	$ 219,781	$ 241,115
$300,000	$ 171,558	$ 194,026	$ 216,453	$ 239,021	$ 262,342
$325,000	$ 186,994	$ 211,410	$ 235,763	$ 260,260	$ 285,568
$350,000	$ 202,429	$ 228,794	$ 255,073	$ 281,499	$ 308,795
$375,000	$ 215,865	$ 244,178	$ 272,384	$ 300,739	$ 330,022
$400,000	$ 231,301	$ 262,561	$ 291,695	$ 321,978	$ 353,248
$425,000	$ 244,737	$ 276,945	$ 309,005	$ 341,218	$ 374,475
$450,000	$ 260,173	$ 294,328	$ 328,316	$ 362,457	$ 397,701
$475,000	$ 275,609	$ 311,712	$ 347,626	$ 383,697	$ 420,928
$500,000	$ 289,045	$ 327,096	$ 364,937	$ 402,936	$ 442,155
$550,000	$ 299,916	$ 341,856	$ 383,556	$ 425,412	$ 468,612
$600,000	$ 310,788	$ 356,628	$ 402,180	$ 447,888	$ 495,060
  MPC QUALIFIED PENSION PLAN

Benefits provided by the MPC Pension Plan are determined by using a cash balance formula.

MPC's Plan cash balance method of benefit accrual establishes a notional account for eligible participants. This account is credited each year with the following Company contributions:

  A fixed interest credit of 6 percent of the beginning balance in the participant's account; plus
  A basic credit of 3 percent to 12 percent of the participant's eligible earnings for the year (eligible earnings include base pay plus commissions not to exceed 100 percent of base pay); and
  An additional credit of 1.5 percent to 6 percent of the participant's eligible earnings that are in excess of 50 percent of the current year's Social Security Wage Base.

The above additional credits are predicated upon the number of "points" a participant has at the beginning of the year. Points are determined by adding a participant's age and years of service. When an eligible participant elects to commence benefit payments, the participant's accrued cash balance account is converted to a monthly annuity payment.

The above table includes pension benefits that have been calculated using the cash balance formula.

As of March 1, 2002, credited years of service and age under the MPC Pension Plan for our top five executive officers are as follows: 28 years for Mr. Gannon, age 57; 20 years for Mr. Meldahl, age 52; 36 years for Mr. Pederson, age 59; 29 years for Mr. Haffey, age 56; 21 years for Mr. Zimmerman, age 53; and 21 years for Mr. Cole, age 44.

Effective with the sale of MPLLC to NorthWestern, employees of Touch America were no longer eligible to participate in the MPC Pension Plan. Touch America does not sponsor a defined benefit pension plan. As a result, participants in the MPC Pension Plan employed by Touch America as of the closing date, including the named executive officers, received in March 2002, the accrued value of their benefit under the Plan in a single lump-sum distribution or an annuity purchased by the Plan.

  NON-QUALIFIED PENSION PLAN FOR SENIOR MANAGEMENT

The named executive officers, other than Mr. Meldahl and certain other key employees, also participate in a BRP maintained by MPC. Mr. Meldahl participates in a similar BRP maintained by Entech. The BRP provides monthly benefit payments upon retirement to the participant over the participant's lifetime. In the event of the participant's death, the participant's beneficiary receives a benefit for the remainder of a 15-year period commencing on the date of the participant's retirement. This benefit is in addition to the MPC Pension Plan benefit.

Life insurance carried on the BRP participants is owned by a rabbi trust and helps fund the BRP. Participants in the BRP contributed toward the funding of the BRP. All death proceeds under the life insurance policies are specifically directed to the BRP trust for the sole purpose of paying for BRP benefits.

MPC's Board of Directors approved the curtailment of the BRP effective December 31, 1998. All active participants, including the named executive officers, became vested in the BRP immediately upon curtailment, and the BRP was closed to additional participants. Existing BRP participants are entitled to receive the benefit accrued as of the date of curtailment with no further benefit accrual.

Benefit determination under the curtailed BRP includes a "make-up" amount equal to any decrease in the executive's MPC Pension Plan benefit as a result of limitations imposed on the Pension Plan by Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended. The statutory limitation "make-up" will be based on the officer's actual compensation and years of service at retirement.

The above pension benefit table includes accrued benefits under the BRP as of the date of curtailment, as well as benefits that have been calculated to represent the statutory "make-up" amount for decreases in the executive's benefit under the MPC Pension Plan.

Upon the sale of MPLLC to NorthWestern, the named executive officers whom are no longer officers of MPC and its affiliates, Messrs. Cole, Gannon, Meldahl, Pederson and Zimmerman, are eligible to receive benefits under the BRP when they meet the applicable age requirement.

COMPENSATION OF DIRECTORS

In 2001, compensation for Non-employee Directors included the following:

  An annual retainer of $35,000; and
  Non-employee Directors who chair the Personnel Committee, the Committee on Directors' Affairs, and the Audit Committee receive $5,000 of additional annual compensation.

Non-employee Directors also receive $850 for attending each special meeting of the Board held in addition to the regularly scheduled Board meetings. Two special meetings of the Board were held in 2001.

On January 23, 2001, MPC's Board of Directors terminated the Non-employee Directors' Deferred Compensation Plan that permitted deferral of annual retainer fees until the Director retired from the Board. Continuing obligations under this plan have been transferred to Touch America Holdings, Inc. Deferred compensation under the plan earns interest at the rate based on Moody' Average Baa Corporate Bond rates.

On January 23, 2001, MPC's Board of Directors terminated the Non-employee Director Stock Compensation Plan that provided for an annual grant of common stock to each Director and also permitted directors to receive any portion of their annual retainer fee in MPC common stock. This plan also provided for the Directors to defer receipt of the stock payment until they ceased to be a Director of MPC or until such other date as the Director elected. The deferred stock payments have been credited as stock units to a separate deferred compensation account. Touch America Holdings, Inc. has assumed continuing obligations under the plan. At the end of the deferral period, Directors will be paid for the stock units in the Company's common stock or the equivalent value in cash based upon the market value of the Company's common stock at that time.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

MPC entered into individual severance benefit agreements with thirty-three employees to provide benefits after a change of corporate control, if their employment is subsequently terminated by MPC or its successor, without "cause," as defined in the agreements, or by the employees with "good reason," as defined in the agreements.

Three different tiers of these agreements were in effect on December 31, 2001. The agreements provided that, if within three years after the occurrence of a change of control, the employee is terminated by MPC without cause, or the employee terminates employment for "good reason," the employee is entitled to the following:

  299.9 percent for a Tier 1 participant, 200 percent for a Tier 2 participant, and 100 percent for a Tier 3 participant, of the sum of the highest annual rate of base salary paid to the employee during the three-year period immediately preceding the change of control and the highest annual bonus paid to such individual during such three-year period;
  200 percent of the annual contribution to the employee's cash balance pension plan;
  The present value of the cost to provide welfare benefits under our Company's life insurance, health, dental, disability, and other welfare plans for a period of three years following termination; and
  A prorated portion of the target annual bonus in the year in which the change of control occurred.

The definition of "good reason" in these agreements includes any reduction in the named executive officer's job responsibilities, salary or benefits as well as the ability of the named executive officer to terminate employment for any reason during the thirteenth month after the change of control. In addition, if any amounts paid to a Tier 1 participant under his or her agreement, or otherwise in connection with his or her termination, are subject to the excise tax imposed under the Internal Revenue Code of 1986, as amended, in connection with a change of control, an additional amount called a Gross-Up Payment equal to the amount of any such excise taxes and any state or federal taxes on the Gross-Up Payment shall be paid.

The Tier 2 and Tier 3 agreements address the situation in which the amounts paid under his or her agreement, or otherwise in connection with his or her termination, would be subject to the excise tax imposed under the Internal Revenue Code of 1986, as amended, in connection with the change of control. If such payments or benefits less such excise tax are less than the maximum amount of the payments or benefits which could otherwise be payable to the individual without the imposition of the excise tax, then to the extent necessary to eliminate the imposition of the excise tax (a) such cash payment and benefits shall first be reduced, if necessary, to zero and (b) all other non-cash payments and benefits shall not be reduced.

MPC had entered into Tier 1 agreements with each of the named executive officers, Messrs. Cole, Gannon, Haffey, Meldahl, Pederson, and Zimmerman.

The Company has now assumed the obligations of MPC under these individual change of control severance agreements for the named executive officers, other than Mr. Haffey. The sale of MPLLC to NorthWestern constituted a change of control for purposes of these named executive officers' agreements, but the transfer of a named executive officer from MPC to Touch America did not constitute a termination of that named executive officer's employment for purposes of these agreements. However, the payments described above will be owed to each named executive officer that is employed by Touch America, if his employment is subsequently terminated within 36 months of the change of control, by Touch America without "cause" as defined in such agreements or by the individual named executive officer with "good reason" as defined in such agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) 5 PERCENT BENEFICIAL OWNERS

The following table provides, as of February 15, 2002, information with respect to persons who are known to us to beneficially own more than 5 percent of our $6.875 series preferred stock.
Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percent of Class
John Hancock Advisers, LLC[1] John Hancock Place P O Box 111 Boston, MA 02117	165,278 shares of $6.875 Series[1]	28.5%

1 John Hancock Advisers, LLC (JHA) has direct beneficial ownership of Preferred Stock ($6.875 Series). Through their parent-subsidiary relationship to JHA, John Hancock Financial Services, Inc., John Hancock Life Insurance Company, John Hancock Subsidiaries, LLC, and The Berkeley Financial Group, LLC have indirect beneficial ownership of these same shares.

The Schedule 13G report filed on February 14, 2002 states that the securities were acquired in the ordinary course of business and were not for the purpose of having an effect on changing or influencing the control of Touch America Holdings, Inc. and were not acquired in connection with, or as a participant in, any transaction having such purpose or effect.

(b) DIRECTORS' AND EXECUTIVE OFFICERS' STOCK OWNERSHIP

Directors and Executive Officers' Stock Ownership

The following table shows the number of shares owned on March 22, 2002 by each of the directors and named executive officers listed in the Summary Compensation Table and by all of the directors and executive officers as a group.

	Number of Shares Beneficially Owned
Name of Owner	Common	Preferred	% of Class
Tucker Hart Adams (1)(7)	4,723	-	*
Thomas Ashburn	-	-
Alan F. Cain (2)(7)	7,717	-	*
Perry J. Cole (8)(9)	146,984	-	*
R. D. Corette (7)	14,369	-	*
Kay Foster (3)(7)	12,348	-	*
Robert P. Gannon (4)(8)(9)	448,984	-	*
Jack D. Haffey (8)(9)	112,665	-	*
John R. Jester (7)	11,985	-	*
Carl Lehrkind, III (5)	18,321	-	*
Michael J. Meldahl (8)(9)	230,832	-	*
Deborah D. McWhinney (7)	6,025	-	*
Jerrold P. Pederson (8)(9)	304,187	-	*
Noble E. Vosburg (6)(7)	10,222	-	*
Michael E. Zimmerman (8)(9)	117,944	-	*
All Directors and Executive Officers as a Group (16 in Number) (10)	1,356,728		1.307

*Less than one percent of each class of Common and Preferred.

  Includes 96 shares held by Dr. Adams' spouse.
  Includes 27 shares owned by Mr. Cain's spouse of which Mr. Cain disclaims beneficial ownership.
  Includes 324 shares held by Ms. Foster's spouse.
  Includes 33,439 shares held by Mr. Gannon's spouse, 75 shares held by Mr. Gannon's son, and 125 shares held by Mr. Gannon's daughter, for all of which Mr. Gannon disclaims beneficial ownership.
  Includes 2,200 shares held by the Trustee for Lehrkind's, Inc. Profit Sharing Plan #2 of which Mr. Lehrkind is a beneficiary and with respect to which he has shared voting and investment power; and 9,129 shares held by Lehrkind's, Inc., with respect to which he has shared voting and investment power.
  Includes 268 shares held by Mr. Vosburg's spouse of which Mr. Vosburg disclaims beneficial ownership.
  Includes deferred stock units held in the Non-Employee Directors' Stock Compensation Plan:

  Dr. Adams - 4,541;

  Mr. Cain - 5,742;

  Mr. Corette - 5,543,

  Ms. Foster - 5,182;

  Mr. Jester - 8,985;

  Ms. McWhinney - 960; and

  Mr. Vosburg - 5,205.

  The holders of these units have no voting or investment power.

  Includes shares in the Touch America Savings Plan for the executive officers and directors, except Mr. Haffey, whose shares are in the MPC Savings Plan, attributable to the employer and employee contributions as follows:

  Mr. Gannon - 18,988;

  Mr. Meldahl - 10,394;

  Mr. Pederson - 18,187;

  Mr. Zimmerman - 8,491;

  Mr. Cole - 9,106; and

  Mr. Haffey - 16,139 shares.

  Includes option shares exercisable within 60 days:

  Mr. Gannon - 328,800;

  Mr. Meldahl - 204,300;

  Mr. Pederson - 278,400;

  Mr. Zimmerman - 103,762

  Mr. Cole - 130,846; and

  Mr. Haffey - 84,000.

  Includes 70,909 shares held in the Touch America Savings Plan for the executive officers and directors, except Mr. Haffey, whose shares are in the MPC Savings Plan, and 1,116,251 option shares exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Please refer to Item 8, "Financial Statements and Supplementary Data," for a complete listing of all consolidated financial statements and financial statement schedules.

(b) We filed the following reports on Form 8-K:

Date	Subject

November 19, 2001

Item 5. Other Events. To update and amend the Report of Independent Accountants, Consolidated Financial Statements, and related Management's Discussion and Analysis of Financial Condition and Results of Operations (2000 MD&A) contained in MPC's 2000 Annual Report on Form 10-K for the period ended December 31, 2000 (2000 Form 10-K).

December 18, 2001	Item 5. Other Events. Excerpts from Press Release dated December 14, 2001, "Touch America Receives Waiver for Credit Facility Compliance."

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS (continued)
(c)	Exhibits		Incorporation by Reference
			Previous Filing	Previous Exhibit Designation
	3(a)	Certificate of Incorporation of Touch America Holdings, Inc., dated September 27, 2000	333-65058	3.1
	3(b)	By-laws of Touch America Holdings, Inc. dated September 28, 2000	333-65058	3.2
	4(a)	Mortgage and Deed of Trust	2-5927	7(e)
	4(b)	First Supplemental Indenture	2-10834	4(e)
	4(c)	Second Supplemental Indenture	2-14237	4(d)
	4(d)	Third Supplemental Indenture	2-27121	2(a)-5
	4(e)	Fourth Supplemental Indenture	2-36246	2(a)-6
	4(f)	Fifth Supplemental Indenture	2-39536	2(a)-7
	4(g)	Sixth Supplemental Indenture	2-49884	2(a)-8(a)
	4(h)	Seventh Supplemental Indenture	2-52268	2(a)-9
	4(i)	Eighth Supplemental Indenture	2-53940	2(a)-10
	4(j)	Ninth Supplemental Indenture	2-55036	2(a)-11
	4(k)	Tenth Supplemental Indenture	2-63264	2(a)-12
	4(l)	Eleventh Supplemental Indenture	2-86500	2(a)-13
	4(m)	Twelfth Supplemental Indenture	33-42882	4(c)
	4(n)	Thirteenth Supplemental Indenture	33-55816	4(a)-14
	4(o)	Fourteenth Supplemental Indenture	33-64576	4(c)
	4(p)	Fifteenth Supplemental Indenture	33-64576	4(d)
	4(q)	Sixteenth Supplemental Indenture	33-50235	99(a)
	4(r)	Seventeenth Supplemental Indenture	33-56739	99(a)
	4(s)	Eighteenth Supplemental Indenture	33-56739	99(b)
	4(t)	Nineteenth Supplemental Indenture	1-4566 2000 Form 10-K	99
	10(a)(i)	Benefit Restoration Plan for Senior Management Executives and Board of Directors	33-42882	10(a)(i)
	10(a)(ii)	Deferred Compensation Plan for Non-Employee Directors	33-42882	10(a)(ii)
	10(a)(iii)	Long-Term Incentive Stock Ownership Plan	1-4566 1992 Form 10-K	10(a)(iii)
	10(a)(iv)	Asset Purchase Agreement	1-4566 Form 8-K Dated November 2, 1998	2(a)
	10(a)(v)	Colstrip Unit #3 Wholesale Transmission Service Agreement (Exhibit F-1 to the Asset Purchase Agreement)	1-4566 Form 8-K Dated November 2, 1998	10(a)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS (continued)
(c)	Exhibits		Incorporation by Reference
			Previous Filing	Previous Exhibit Designation
	10(a)(vi)	Non-Colstrip Unit #3 Wholesale Transmission Service Agreement (Exhibit F-2 to the Asset Purchase Agreement)	1-4566 Form 8-K Dated November 2, 1998	10(b)
	10(a)(vii)	Generation Interconnection Agreement (Exhibit G to the Asset Purchase Agreement)	1-4566 Form 8-K Dated November 2, 1998	10(c)
	10(a)(viii)	Equity Contribution Agreement	1-4566 Form 8-K Dated November 2, 1998	10(d)
	10(a)(ix)	Amendment No. 1 to the Asset Purchase Agreement	1-4566 Form 8-K Dated January 3, 2000	2(a)
	10(a)(x)	Amendment No. 2 to the Asset Purchase Agreement	1-4566 Form 8-K Dated January 3, 2000	2(b)
	10(b)(i)	Unit Purchase Agreement dated September 29, 2000, by and among Touch America Holdings, Inc., The Montana Power Company and NorthWestern Corporation.	333-65058	10.5
10(b)(ii)

Stock and Asset Purchase Agreement (relating to the divestiture of MPC's oil and natural gas businesses) dated as of August 25, 2000 among Entech, Inc., a Montana corporation and a wholly owned subsidiary of the Registrant; Altana Exploration Company, a Montana corporation and a wholly owned subsidiary of Entech, PanCanadian Petroleum Limited, a Canadian corporation; and PanCanadian Energy, Inc., a Delaware corporation and a wholly owned subsidiary of PanCanadian Petroleum.

			1-4566 November 14, 2000 Form 10-Q	10(a)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS (continued)
(c)	Exhibits		Incorporation by Reference
			Previous Filing	Previous Exhibit Designation
10(b)(iii)

Stock and Asset Purchase (relating to the divestiture of MPC's coal operations) dated as of September 15, 2000 between Entech, Inc., a Montana corporation and a wholly owned subsidiary of the Registrant; and Westmoreland Coal Company, a Delaware corporation.

			1-4566 November 14, 2000 Form 10-Q	10(b)
10(b)(iv)

Stock and Asset Purchase (relating to the divestiture of Continental Energy) dated as of September 19, 2000 between Entech, Inc., a Montana corporation and a wholly owned subsidiary of the Registrant; and BBI Power Corporation, a Delaware corporation.

			1-4566 November 14, 2000 Form 10-Q	10(c)
10(b)(v)

Unit Purchase Agreement (relating to the divestiture of MPC's electric and natural gas utility Operations) dated as of September 29, 2000 among the Registrant, a Montana corporation; Touch America Holdings, Inc., a Delaware corporation and an affiliate of the Registrant; and NorthWestern Corporation, a Delaware corporation.

			1-4566 November 14, 2000 Form 10-Q	10(d)
	10(b)(vi)	Agreement and Plan of Merger, dated as of February 20, 2001, by and among the Touch America Holdings, Inc., The Montana Power, L.L.C., and The Montana Power Company	333-65058	10.4
10(c)

Participation Agreements among United States Trust Company of New York, Burnham Leasing Corporation, and SGE (New York) Associates, Certain Institutions, The Montana Power Company and Bankers Trust Company

			33-42882	10(c)
	10(d)(i)	Tier 1 Termination Benefits Upon Change in Control Agreement	1-4566 March 31, 2001 Form 10-Q	10(a)
	10(d)(ii)	Tier 2 Termination Benefits Upon Change in Control Agreement	1-4566 March 31, 2001 Form 10-Q	10(b)
	10(d)(iii)	Tier 3 Termination Benefits Upon Change in Control Agreement	1-4566 March 31, 2001 Form 10-Q	10(c)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS (continued)
(c)	Exhibits		Incorporation by Reference
			Previous Filing	Previous Exhibit Designation

	12	Statement Re Computation of Ratio of Earnings to Fixed Charges
	21	Subsidiaries of the Registrant
	23	Consent of Independent Accountants

TOUCH AMERICA HOLDINGS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at close of period
(Thousands of Dollars)

Year Ended:

December 31, 2001
Doubtful accounts and sales credits
Telecommunications	$ 10,292	$ 35,913	$ 16,591	$ 40,823	$ 21,973
Utility operations	1,164	113	32	85	1,224

Total	$ 11,456	$ 36,026	$ 16,623	$ 40,908	$ 23,197

December 31, 2000
Doubtful accounts and sales credits
Telecommunications	$ 743	$ 9,245	$ 3,219	$ 2,915	$ 10,292
Utility operations	1,362	261	-	459	1,164

Total	$ 2,105	$ 9,506	$ 3,219	$ 3,374	$ 11,456

December 31, 1999
Doubtful accounts and sales credits
Telecommunications	$ 565	$ 133	$ -	$ (45)	$ 743
Utility operations	1,341	2,064	(10)	2,033	1,362

Total	$ 1,906	$ 2,197	$ (10)	$ 1,988	$ 2,105

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOUCH AMERICA HOLDINGS, INC.
(Registrant)

By	/s/ Robert P. Gannon
Robert P. Gannon
Chairman of the Board

Dated: March 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert P. Gannon Robert P. Gannon Chief Executive Officer	Principal Executive Officer and Director	March 26, 2002

/s/ J. P. Pederson J. P. Pederson Vice Chairman and Chief Financial Officer	Principal Financial and Accounting Officer and Director	March 26, 2002

/s/ Tucker Hart Adams	Director	March 26, 2002
Tucker Hart Adams

/s/ T. Ashburn	Director	March 26, 2002
T. Ashburn

/s/ Alan F. Cain	Director	March 26, 2002
Alan F. Cain

/s/ R. D. Corette	Director	March 26, 2002
R. D. Corette

/s/ Kay Foster	Director	March 26, 2002
Kay Foster

Signature	Title	Date

/s/ John R. Jester	Director	March 26, 2002
John R. Jester

/s/ Carl Lehrkind III	Director	March 26, 2002
Carl Lehrkind III

/s/ Deborah D. McWhinney	Director	March 26, 2002
Deborah D. McWhinney

/s/ N. E. Vosburg	Director	March 26, 2002
N. E. Vosburg

EXHIBIT INDEX

Exhibit 12

Statement Regarding Computation Of Ratio Of Earnings To Fixed Charges

Exhibit 21

Subsidiaries Of The Registrant

Exhibit 23

Consent of Independent Accountants

Exhibit 99a

Twentieth Supplemental Indenture

Exhibit 99b

Twenty-first Supplemental Indenture
Exhibit 12

TOUCH AMERICA HOLDINGS, INC. AND SUBSIDIARIES

Computation of Ratio of Earnings to Fixed Charges

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(Thousands of Dollars)

Net Income (loss)	$ (19,847)	$ 22,331	$ 16,768	$ 17,959	$ 2,506

Income Taxes (benefit)	(13,412)	14,134	12,315	9,743	6,035
	$ (33,259)	$ 36,465	$ 29,083	$ 27,702	$ 8,541

Fixed Charges:
Interest	$ 60,097	$ 50,472	$ 58,386	$ 71,091	$ 64,963
Amortization of Debt Discount, Expense and Premium	747	823	1,269	1,556	1,538
Rentals	2,167	934	4	2	3
	$ 63,011	$ 52,229	$ 59,659	$ 73,459	$ 66,504

Less: Capitalized Interest	$ 12,241	$ 4,317	$ -	$ -	$ 1,244

Earnings Before Income Taxes and Fixed Charges	$ 17,511	$ 84,377	$ 88,742	$ 101,161	$ 73,801

Ratio of Earnings to Fixed Charges	-	1.62x	1.49x	1.38x	1.11x

For the year ended December 31, 2001, earnings were inadequate to cover fixed charges by approximately $45,500,000.
SUBSIDIARIES OF REGISTRANT	Exhibit 21

Percentage of Voting Securities Owned by Registrant

Entech, LLC a Montana limited liability company	100

Tetragenics Company a Montana corporation	100

New Horizon Technologies Energy Services, LLC a Montana limited liability company (a 50.5% owned subsidiary of Tetragenics Company)	50.5

Touch America, Inc. a Montana corporation	100

Touch America Intangible Holding Company, LLC a Delaware limited liability company (a wholly owned subsidiary of Touch America, Inc.)	100

Touch America Purchasing Company, LLC a Delaware limited liability company (a wholly owned subsidiary of Touch America, Inc.)	100

Note: The above listed companies are included in the Consolidated Financial Statements of the registrant.

Exhibit 23

Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 333-28877 and 333-28877-99) and Form S-8 (Nos. 333-59573 and 333-59573-99) of Touch America Holdings, Inc. of our report dated February 26, 2002 relating to the financial statements and financial statement schedules, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon

March 29, 2002