Form 10-Q
period 2002-03-31
TOUCH AMERICA HOLDINGS INC
filed 2002-05-15
CIK 1144835

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
________________________________________

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

-- OR --

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

________________________________________

Commission file number 1-31237

TOUCH AMERICA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	81-0540231 (IRS Employer Identification No.)
130 North Main, Butte, Montana (Address of principal executive offices)	59701-9332 (Zip Code)

Registrant's telephone number, including area code (406) 497-5100

________________________________________________________
(Former name, former address and former fiscal year,
if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On May 10, 2002, the Company had 103,737,493 shares of common stock outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
TOUCH AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended
	March 31,	March 31,
	2002	2001
	(Thousands of Dollars)
	(except per-share amounts)

REVENUES	$ 98,553	$ 144,440

EXPENSES:
Cost of services	71,993	89,275
Selling, general, and administrative	27,426	28,643
Taxes other than income taxes	3,908	4,769
Depreciation and amortization	14,013	9,779
	117,340	132,466

OPERATING INCOME (LOSS)	(18,787)	11,974

INTEREST EXPENSE AND OTHER:
Interest	343	779
Other (income) deductions - net	3,175	1,502
	3,518	2,281

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(22,305)	9,693

INCOME TAXES (BENEFIT)	(8,587)	3,868

INCOME (LOSS) FROM CONTINUING OPERATIONS	(13,718)	5,825

DISCONTINUED OPERATIONS:
Income from discontinued utility operations (less applicable income taxes of $4,610 and $10,246)	5,857	11,444
Income from discontinued coal operations (less applicable income taxes of $3,159)	-	9,372
Income from Continental Energy (less applicable income taxes of $2,240)	-	3,299
Gain on sale of discontinued utility operations (less applicable income taxes of $69,400)	144	-
Gain on sale of Continental Energy (less applicable income taxes of $19,642)	-	31,145

INCOME FROM DISCONTINUED OPERATIONS	6,001	55,260

NET INCOME (LOSS)	(7,717)	61,085

DIVIDENDS, INCLUDING REDEMPTION PREMIUM ON PREFERRED STOCK	2,517	923

NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK	$ (10,234)	$ 60,162

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC (000)	103,774	103,753

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK	$ (0.10)	$ 0.58

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED (000)	103,774	103,843

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK	$ (0.10)	$ 0.58

The accompanying notes are an integral part of these financial statements.

TOUCH AMERICA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

Quarter Ended
March 31,
2002		2001
(Thousands of Dollars)

NET INCOME (LOSS)	$ (7,717)	$ 61,085
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Minimum pension liability adjustment	1,572	-
Foreign currency translation adjustments	-	(102)
Estimated losses related to derivative transactions	-	(387)
OTHER COMPREHENSIVE INCOME (LOSS)	1,572	(489)

COMPREHENSIVE INCOME (LOSS)	$ (6,145)	$ 60,596

The accompanying notes are an integral part of these financial statements.

TOUCH AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS
	(Unaudited)
	March 31,	December 31,
	2002	2001
	(Thousands of Dollars)

CURRENT ASSETS:

Cash and cash equivalents	$ 52,992	$ 45,307
Temporary investments	153,828	-
Accounts receivable:
Trade, net of allowances of $24,856 and $21,973	264,257	215,001
Contractors	3,266	24,571
Related parties	28,062	35,415
Materials and supplies (principally at average cost)	734	947
Prepayments and other assets	12,546	8,420
Prepaid income taxes	-	24,711
Deferred income taxes	8,061	6,198
Assets of discontinued operations	-	1,521,054
	523,746	1,881,624

PROPERTY, PLANT, AND EQUIPMENT:

Telecommunications properties, net of accumulated depreciation and amortization	1,044,366	1,000,319

OTHER ASSETS:

Intangibles, net of accumulated amortization	12,161	14,648
Goodwill	2,218	2,218
Unconsolidated investments	40,635	50,426
Other investments	7,377	7,377
Long-term lease	31,025	22,299
Deferred income taxes	71,373	76,269
Other	12	4,300
	164,801	177,537

TOTAL ASSETS	$ 1,732,913	$ 3,059,480

The accompanying notes are an integral part of these financial statements.

TOUCH AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

LIABILITIES AND SHAREHOLDERS' EQUITY

	(Unaudited)
	March 31,	December 31,
	2002	2001
	(Thousands of Dollars)

CURRENT LIABILITIES:

Accounts payable	$ 255,960	$ 270,895
Income taxes payable	65,034	-
Other taxes payable	15,943	13,201
Current portion of deferred revenue	30,596	30,297
Long-term debt due within one year	-	255,200
Interest accrued	-	1,363
Other current liabilities	30,235	14,344
Liabilities of discontinued operations	-	1,115,239
	397,768	1,700,539

LONG-TERM LIABILITIES:

Deferred revenue	168,570	173,763
Other deferred credits	7,940	8,583
Minority interest	11,710	-
	188,220	182,346

SHAREHOLDERS' EQUITY:

Preferred stock	35,670	57,654
Common stock (240,000,000 shares without par value authorized; 103,773,958 and 110,390,500 shares issued)	499,945	705,600
Treasury stock (35,381 and 6,616,000 shares)	(196)	(205,656)
Unallocated stock held by trustee for retirement savings plan	(11,739)	(12,762)
Retained earnings	623,680	633,913
Accumulated other comprehensive loss	(435)	(2,154)
	1,146,925	1,176,595

CONTINGENCIES AND COMMITMENTS (Notes 10 and 11)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 1,732,913	$ 3,059,480

The accompanying notes are an integral part of these financial statements.

TOUCH AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Quarter Ended
	March 31,	March 31,
	2002	2001
	(Thousands of Dollars)
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (7,717)	$ 61,085
Deduct:
Income from discontinued operations	5,857	24,115
Gain on sale of discontinued operations	144	31,145

Income (loss) from continuing operations	(13,718)	5,825

Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	14,013	9,779
Deferred income taxes	3,033	2,687
Noncash losses (earnings)	3,564	3,835
Losses on sales of property and investments	411	-
Changes in assets and liabilities:
Accounts and notes receivable	(20,598)	(36,257)
Prepayments and other assets	(4,126)	2,046
Income taxes payable	(38,640)	(69,203)
Accounts payable	(14,935)	(34,487)
Deferred revenue	(4,894)	(5,265)
Prepaid income taxes	24,711	-
Other assets and liabilities - net	20,124	52,108
Net cash used for continuing operations	(31,055)	(68,932)
Net cash provided by discontinued operations	24,618	33,913
Net cash used for operating activities	(6,437)	(35,019)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Temporary investments	(153,828)	-
Net capital expenditures	(32,836)	(49,091)
Capital contributions to unconsolidated investments	(4,400)	(2,960)
Proceeds from sales of property and investments	67	-
Proceeds from sales of discontinued operations	509,634	84,500
Additional investments	-	914
Net cash provided by continuing investing activities	318,637	33,363
Net cash provided by (used for) discontinued investing activities	(24,618)	3,739
Net cash provided by investing activities	294,019	37,102

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,517)	(923)
Sales of common stock	-	271
Dissenters' shares	(196)	-
Retirement of long-term debt	(255,200)	(27,665)
Preferred stock redemption	(21,984)	-
Net cash used for continuing financing activities	(279,897)	(28,317)
Net cash used for discontinued financing activities	-	(57,575)
Net cash used for financing activities	(279,897)	(85,892)

Increase (decrease) in cash and cash equivalents	7,685	(83,809)
Cash and cash equivalents, beginning of period	45,307	118,417
Cash and cash equivalents, end of period	$ 52,992	$ 34,608

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during three months for:
Income taxes, net of refunds:

Continuing operations	$ 8	$ -
Discontinued operations	-	98,349
	$ 8	$ 98,349
Interest, net of capitalized interest:
Continuing operations	$ 389	$ 774
Discontinued operations	8,952	5,099
	$ 9,341	$ 5,873

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Touch America Holdings, Inc. for the interim periods ended March 31, 2002 and 2001 are unaudited. In the opinion of our management, the accompanying consolidated financial statements reflect only normally recurring accruals necessary for a fair statement of the results of operations for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Unless otherwise indicated or unless the context requires otherwise, all references in these Notes to Consolidated Financial Statements to "Touch America," "we," "our," "us," or similar references mean Touch America Holdings, Inc. and all of our subsidiaries.

We have made reclassifications to certain prior-year amounts to make them comparable to the 2002 presentation. These reclassifications had no material effect on our previously reported consolidated financial position, results of operations, or cash flows.

NOTE 1 - BASIS OF PRESENTATION
  CASH AND CASH EQUIVALENTS AND TEMPORARY INVESTMENTS

We consider all liquid investments with original maturities of three months or less to be cash equivalents. Investments with original maturities of more than three months but less than one year are classified as temporary investments. At March 31, 2002, all of our investments were available for sale, and their fair value approximated the value reported on the Consolidated Balance Sheet.

  CONSOLIDATION PRINCIPLES

The consolidated financial statements include accounts and results of our wholly owned subsidiaries and our subsidiaries in which we have a controlling interest. We have eliminated significant intercompany balances and transactions. We account for our unconsolidated investments using the equity method, because we maintain 20 to 50 percent ownership interests and have the ability to exercise significant influence, but not control, over the financial and operating policies of these investments.

NOTE 2 - REORGANIZATION AND SALES OF ENERGY BUSINESSES

In March 2000, MPC's Board of Directors announced its intention to focus on its telecommunications business by divesting its multiple energy businesses, separating them from its telecommunications operating company. The reorganization and divestiture plan included merging MPC into The Montana Power, L.L.C. (MPLLC) which was then divested, as the last step of the plan, on February 15, 2002.

  SALE OF UTILITY OPERATIONS

On February 15, 2002, we sold our utility operations, through the sale of MPLLC, to NorthWestern Corporation (NorthWestern), a South Dakota-based energy company, for $602,000,000 in cash and the assumption of $488,000,000 of debt. A portion of the cash proceeds went directly to pay closing adjustments, thereby, reducing the actual cash received to approximately $509,600,000. As a result of this transaction, we recorded a gain in the first quarter 2002 of approximately $100,000, net of income taxes. Pursuant to the provisions of the September 29, 2000 Unit Purchase Agreement with NorthWestern, we have agreed to indemnify NorthWestern for certain adverse consequences which may arise following the sale. For more information on indemnification obligations associated with the sale of the utility operations, see Consolidated Financial Statements 10, "Contingencies," in the "Sale of MPLLC/Utility Business - Indemnity Obligations" section.

  SALE OF COAL OPERATIONS

On April 30, 2001, MPC sold its coal operations to Westmoreland Coal Company (Westmoreland) for $138,000,000, subject to contractual purchase price adjustments. As a result of this transaction, MPC recorded a gain in the second quarter 2001 of approximately $31,400,000, net of income taxes. Westmoreland has disagreed with our proposed post-closing adjustments, and we are currently involved in litigation and arbitration to resolve these matters. For more information on the sale of the coal operations, see Consolidated Financial Statements 10, "Contingencies," in the "Sale of Coal Operations" section.

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

  CONTINUING/DISCONTINUED OPERATIONS

We applied discontinued operations accounting treatment to the utility operations and Continental Energy effective December 28, 2001. We also applied discontinued operations accounting treatment effective September 14, 2000 to the former coal operations. The results of this treatment are the following:

  we have separately reported income, net of income taxes from the utility operations, coal operations, and Continental Energy in "Income from discontinued operations" on the Consolidated Statement of Operations for all periods presented to reflect the reclassification of these operations as discontinued;
  we have included assets and liabilities of discontinued operations in "Current assets" under "Assets of discontinued operations" and "Current liabilities" under "Liabilities of discontinued operations" on our Consolidated Balance Sheet, the December 31, 2001 balances representing the discontinued utility operations;
  we have reported cash flows of discontinued operations segregated by operating, investing, and financing activities on the Consolidated Statement of Cash Flows; and
  we have reported general corporate overhead expenses associated with, but not directly attributable to, our discontinued operations remained in continuing operations' selling, general, and administrative (SG&A) expenses.

The following table shows summarized revenues for the discontinued utility operations, coal operations, and Continental Energy:

Quarter Ended March 31,
	2002	2001
	(Thousands of Dollars)
Revenues:
Utility operations	$ 63,963	$ 231,284
Coal operations	-	60,269
Continental Energy	-	143
	$ 63,963	$ 291,696

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No.142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized, but is subject to annual impairment tests, or more frequent tests if impairment indicators arise. We adopted SFAS No. 142 on January 1, 2002. In accordance with SFAS No. 142, we have reclassified $3,100,000 from other intangibles to goodwill. The net book value of these assets on January 1, 2002 was $2,200,000. This reclassification is related to the assembled workforce and other employee related intangibles obtained in connection with the June 30, 2000 acquisition of telecommunications services business from Qwest Communications Corporation. If SFAS No. 142 had been effective January 1, 2001, net income for the first quarter 2001 would have increased by approximately $100,000, net of income taxes due to the non-amortization of the indefinite-lived intangibles. This result had no change to earnings per share of common stock.

Balances of acquired intangible assets, excluding goodwill, were as follows:
	Original	Accumulated	Carrying
	Cost	Amortization	Value
(Thousands of Dollars)
March 31, 2002
Customer lists	$ 18,509	$ 7,780	$ 10,729
Other	1,998	566	1,432
	$ 20,507	$ 8,346	$ 12,161

December 31, 2001
Customer lists	$ 18,509	$ 6,194	$ 12,315
Other	2,799	466	2,333
	$ 21,308	$ 6,660	$ 14,648

Excluding goodwill and intangible assets reclassified to goodwill, amortization expense of intangible assets was $1,700,000 and $1,500,000 for the first quarter of 2002 and 2001, respectively. All intangibles above are subject to amortization.

The annual estimated amortization expense for intangible assets for the five-year period ending December 31, 2006 are:

Fiscal Year	Estimated Amortization Expense
(Thousands of Dollars)

2002 (9 months)	$ 2,843
2003	3,995
2004	3,461
2005	1,862
2006	-
$ 12,161

NOTE 4 - UNCONSOLIDATED INVESTMENTS

We record our initial investments at cost and have accounted for these investments under the equity method because we maintain 20 to 50 percent ownership interests, and we have the ability to exercise significant influence, but not control, over the financial and operating policies of these investments. Our unconsolidated investments consist of the following:

	March 31,	December 31,
	2002	2001
	(Thousands of dollars)
TW Wireless, L.L.C.	$ 19,229	$ 20,892
Sierra Touch America, L.L.C.	14,140	10,719
Northern Colorado Telecommunications, L.L.C.	5,012	5,031
FTV Communications, L.L.C.	1,733	1,548
Other investments	521	499
Minnesota PCS, L.P.	-	-
American Fiber Touch, L.L.C.	-	11,737
	$ 40,635	$ 50,426

We have a 49.9 percent interest in TW Wireless, L.L.C. (TWW), a joint venture with Qwest Wireless. As a relatively new provider in this business environment, TWW has experienced losses consistent with expectations. We recognized losses of approximately $2,600,000 and $3,300,000 from TWW in the first quarters of 2002 and 2001, respectively. As of March 31, 2002, TWW had no third-party debt.

Since our equity interest in the loss of TW Wireless exceeded 20 percent of our 2001 consolidated net loss, it meets the "significant subsidiary" test as defined in Regulation S-X. Therefore, we are providing the following summarized financial information for TW Wireless, L.L.C.:

	Quarter Ended March 31,
	2002	2001
	(Thousands of Dollars)
OPERATIONS:
Revenues	$ 12,472	$ 4,246
Expenses	16,634	10,784
Net loss	(5,288)	(6,548)

	March 31,	December 31,
	2002	2001
	(Thousands of Dollars)
FINANCIAL POSITION:
Current assets	$ 8,986	$ 32,343
Noncurrent assets	59,603	57,004
	$ 68,589	$ 89,347

Current liabilities	$ 45,883	$ 58,674
Common equity	22,706	30,673
	$ 68,589	$ 89,347

We established Sierra Touch America, L.L.C. (STA) with Sierra Pacific Communications, a subsidiary of Sierra Pacific Resources, for the purpose of jointly constructing a segment of the AT&T construction project. We have a 50 percent interest in STA. As of March 31, 2002, STA had no third-party debt. Our share of the losses from this investment during the first quarter of 2002 and 2001 were not material. It is possible that in a future period we may assume control of this investment, which would result in consolidating the operating results of this investment with our other telecommunication operations. We will continue to evaluate our position.

We also have a 50 percent interest, along with New Centuries Energy (NCE), in Northern Colorado Telecommunications, L.L.C. As of March 31, 2002, Northern Colorado Telecommunications, L.L.C. had no third-party debt.

We have a 33.3 percent interest in FTV Communications, L.L.C. (FTV), along with Enron Broadband Services, Inc. and Williams Communications, L.L.C. FTV is considering the impact of recent bankruptcy filings, including that of Enron, on FTV's future operating performance and structure. FTV is also evaluating the financial stability of its existing customer base, given the current operating environment in the telecommunications industry. As of March 31, 2002, FTV had no third-party debt.

In January 2000, we signed a purchase agreement with Minnesota PCS, L.P. (MPCS) to acquire a 25 percent interest in MPCS' wireless telephone business. In the third quarter 2001, letters of commitment from four entities to purchase certain licenses and other assets from MPCS followed the unanimous decision of MPCS partners to offer the assets of MPCS for sale. Because the expected proceeds from the sales of MPCS' assets would not be sufficient to repay the withdrawn collateral and MPCS' loan obligations to us, we recorded a loss in 2001 of $11,700,000 related to our MPCS investment and the MPCS note receivable. At March 31, 2002, MPCS had third-party debt of $18,900,000 and notes payable of $14,800,000 to us.

  CONSOLIDATION OF AFT AND MINORITY INTEREST

We established American Fiber Touch, L.L.C. (AFT) with AEP Communications, L.L.C. (AEP), a subsidiary of American Electric Power, for the purpose of jointly constructing one segment of the 4,300-mile AT&T Corp (AT&T) construction project.

In the first quarter 2002, we assumed a controlling interest in AFT. On March 21, 2002, AEP signed a letter expressing their intent to divest their interest and exit the company. As of March 31, 2002, we began consolidating AFT with our other telecommunication operations. AFT is no longer considered an unconsolidated investment and as a result, its net assets and liabilities, results of operations, and cash flows are included in our consolidated financial statements.

The consolidation of AFT had no material effect on the Consolidated Statement of Operations for the quarter ended March 31, 2002. However, certain categories on the Consolidated Balance Sheet were affected as follows:

  telecommunications properties increased by $34,800,000;
  unconsolidated investments decreased by $13,300,000;
  accounts and notes receivable decreased by $7,000,000;
  minority interest increased by $11,700,000; and
  accounts payable increased by $2,800,000.

Prior year pro-forma results of operations, assuming the consolidation of AFT had occurred as of January 1, 2001, would not be material to our consolidated results of operations.

We continually review our individual ownership percentages, our ability to exercise significant influence over our unconsolidated investments, and the financial strength of the remaining owners, to determine whether we should be consolidating those investments' operating results with our own. It is possible that we may have to consolidate the operating results of other unconsolidated investments in the future if we increase our ownership interest or if current investors exit the investment due to financial difficulties or changes in business strategy. If we determine that it is appropriate to consolidate one or more of our investments in the future, our operating results could be significantly impacted depending upon the financial performance of those investments.

Minority interest is included in "Other (income) deductions-net" on the Consolidated Statement of Operations and represents AEP's minority share of net income or loss. The minority interest in the Consolidated Balance Sheet reflects AEP's ownership interest in the consolidated subsidiary.

For additional information regarding related party transactions and certain unconsolidated investments, see Consolidated Financial Statements Note 7, "Related Party Transactions," and Note 11, "Commitments," in the "Unconsolidated Investments" section.

  EARNINGS/LOSS FROM UNCONSOLIDATED INVESTMENTS

For the quarters ended March 31, 2002 and 2001, our equity losses from unconsolidated investments totaled approximately $3,564,000 and $3,835,000 respectively. For further detail regarding equity earnings and losses from unconsolidated investments, see Consolidated Financial Statements Note 8, "Other (Income) Deductions - Net."

NOTE 5 - LONG-TERM DEBT

On November 8, 2000, we entered into a 5-Year Senior Secured Credit Facility (Credit Facility) for use in our telecommunications operations. The Credit Facility consisted of a $200,000,000 term loan and $200,000,000 revolver, either of which could be used for short- or long-term borrowing.

The outstanding balance under the Credit Facility at December 31, 2001 was $254,100,000.

On February 15, 2002, we used a portion of the proceeds from the sale of the utility operations to repay the entire $254,100,000 outstanding under the Credit Facility, which was then cancelled. Currently, we do not have any long-term debt facilities in place.

NOTE 6 - TREASURY STOCK

As part of our mid-February 2002 corporate reorganization and sale of MPLLC, we decided to not register the $205,656,000 of treasury stock, represented by 6,616,000 shares, reflected in our Consolidated Balance Sheet at December 31, 2001. We have reclassified the entire amount of these shares of treasury stock as a reduction of common stock. We had repurchased all of these shares of treasury stock in 1999 and 2000 pursuant to our Forward Equity Acquisition Transaction share-repurchase program.

In accordance with Montana law, MPC shareholders could follow specified procedures and invoke "dissenters' rights" to receive the "fair value" of their shares in cash in exchange for their shares. As of March 31, 2002, shareholders holding approximately 35,000 shares had decided to exercise their dissenters' rights and receive cash for their shares, resulting in our purchase of these shares for $196,000. Shareholders holding approximately 6,000 shares of the above 35,000 shares have disagreed with our established "fair value" price, resulting in a proceeding to determine "fair value." We are unable to predict the ultimate outcome of this proceeding, but it will not have a material effect on our consolidated financial position, results of operations, or cash flows.

NOTE 7 - RELATED PARTY TRANSACTIONS
  RECEIVABLES AND PAYABLES

Related party receivables primarily result from either services we provide to, or payments we make on behalf of, our unconsolidated investments. Related party payables primarily result from services that we receive from our unconsolidated investments. We recognize receivables at their net realizable value.

Related party receivables and payables consisted of the following:

	March 31, 2002	December 31, 2001
	(Thousands of Dollars)
ACCOUNTS AND NOTES RECEIVABLE:
Accounts and notes receivable - MPCS	$ 14,836	$ 15,336
Accounts and notes receivable - STA	8,489	8,230
Accounts and notes receivable - TWW	4,362	4,457
Accounts and notes receivable - Northern Colorado Telecommunications, L.L.C.	293	352
Accounts and notes receivable - FTV	82	60
Accounts and notes receivable - AFT	-	6,980
	$ 28,062	$ 35,415

ACCOUNTS AND NOTES PAYABLE:
Accounts payable - FTV	$ 1,940	$ 1,650
Accounts payable - Northern Colorado Telecommunications, L.L.C.	380	368
	$ 2,320	$ 2,018
  RELATED PARTY REVENUES

We receive revenue from our unconsolidated investments primarily from service agreements and construction, switch, long-distance, and wholesale services. For the quarters ended March 31, 2002 and 2001, revenues from our unconsolidated investments were approximately $3,400,000, and $4,100,000, respectively.

For additional information regarding unconsolidated investments, see Consolidated Financial Statements Note 4, "Unconsolidated Investments."

NOTE 8 - OTHER (INCOME) DEDUCTIONS - NET

The following table provides the components of other (income) deductions - net:

	Quarter Ended March 31,
	2002	2001
	(Thousands of Dollars)

Interest income	$ (717)	$ (2,491)
Loss from unconsolidated investments	3,564	3,835
Other	328	158
	$ 3,175	$ 1,502

Other (income) deductions - net increased approximately $1,700,000 primarily due to decreased interest income associated with short-term investments.

For the quarters ended March 31, 2002 and 2001, the losses from unconsolidated telecommunications investments resulted primarily from two joint ventures offering wireless telecommunications services. For more information on our unconsolidated telecommunications investments, see Consolidated Financial Statements Note 11, "Commitments," in the "Unconsolidated Investments" section and Consolidated Financial Statements Note 4, "Unconsolidated Investments."

NOTE 9 - EARNINGS PER SHARE OF COMMON STOCK

We compute basic net income per share of common stock for each year based upon the weighted average number of common shares outstanding. In accordance with SFAS No. 128, "Earnings per Share," diluted net income per share of common stock reflects the potential dilution that would occur if securities or other contracts, mainly options to issue common stock, were exercised or converted into common stock or resulted in the issuance of common stock that shared in our earnings. For the quarters ended March 31, 2002 and 2001, respectively, 2,226,133 and 3,602,462 outstanding options were excluded from the computation for diluted earnings per share. The options were excluded because the result would have been antidilutive for the periods presented.

For comparative purposes, the following table shows consolidated basic and diluted net income per share.

Quarter Ended March 31,
	2002[1]	2001[2]

Basic:
Continuing operations	$ (0.16)	$ 0.05
Discontinued operations	0.06	0.53
Consolidated	$ (0.10)	$ 0.58
Diluted:
Continuing operations	$ (0.16)	$ 0.05
Discontinued operations	0.06	0.53
Consolidated	$ (0.10)	$ 0.58
1 2002 "Discontinued operations" amount includes the gain on the sale of discontinued utility operations. 2 2001 "Discontinued operations" amount includes the gain on the sale of Continental Energy.

NOTE 10 - CONTINGENCIES

  QWEST COMMUNICATIONS CORPORATION

We are involved in a material dispute with Qwest Communications Corporation (Qwest) regarding a number of revenue and expense issues related to our June 30, 2000 acquisition of the wholesale, private line, long-distance, and other telecommunications services business in the former U S West 14-state region. The dispute involves, among other items, costs that Qwest has billed to us that we believe are invalid as well as revenue that we believe Qwest has not billed to customers or to itself on our behalf for services we have provided.

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

We have answered and counterclaimed in the arbitration proceeding and have denied owing Qwest any sums at all. We have counterclaimed against Qwest, seeking to recover: (i) all unpaid and past due amounts owed by Qwest to us under our Bilateral Wholesale Agreement (BWA) and Transition Services Agreement (TSA), with allowable interest, which aggregate amount we believe exceeds $75,000,000; (ii) any good faith partial payments made by Touch America of disputed amounts under the BWA that the arbitration panel finds are in excess of the amounts actually owed to Qwest; (iii) all amounts due to us resulting from Qwest's failure to properly bill our customers and/or properly remit revenues from Touch America customers to Touch America; (iv) all amounts due and owing to Touch America resulting from Qwest's failure to properly remit revenues for the circuits transferred to Touch America; (v) all amounts due and owing to Touch America resulting from Qwest's failure to collect and/or properly remit revenues to Touch America under the parties' Global Service Provider Agreement; (vi) all amounts due and owing under the parties' Lit IRU Agreement; and (vii) all amounts due and unpaid under the BWA or the TSA as of the date the arbitrator renders an award. We are also seeking a declaration of the parties' rights under the BWA and TSA. The amounts Touch America believes Qwest owes to Touch America in (i) through (vii) above exceeds by a substantial amount the $47,000,000 claimed by Qwest. The arbitration claims are set for hearing in September 2002.

On August 10, 2001, Qwest also filed a lawsuit in Denver County, Colorado District Court. This lawsuit addresses claims not covered by the Qwest demand for arbitration and, in it, Qwest is seeking unspecified damages to be determined at trial. On August 27, 2001, Touch America moved the Colorado State Court action to the United States District Court for the District of Colorado. On September 7, 2001, Touch America filed an answer to Qwest's complaint generally denying Qwest's accusations and filed a counterclaim against Qwest. The amount of damages Touch America is seeking from Qwest has not yet been quantified, but we expect this will be determined as part of the discovery process.

On February 11, 2002, Touch America filed a complaint with the Federal Communications Commission (FCC), asking the FCC to stop Qwest from selling long-distance services in a 14-state region in the form of capacity or lit IRUs in violation of the Telecommunications Act of 1996. On March 1, 2002, Touch America filed a second complaint with the FCC, alleging that Qwest had violated the FCC Merger and Divestiture orders that govern the Qwest/U S West Merger and Qwest's divestiture to Touch America of Qwest's in-region business.

We are unable to predict the ultimate outcome of these matters or how the outcomes may affect our consolidated financial position, results of operations, or cash flows. Due to a significant lack of information provided by Qwest relating to both revenues and expenses, it is difficult for us to determine with certainty the amounts we owe to Qwest and Qwest owes to us. Qwest has billed us approximately $125,000,000, which we have disputed and have not recognized as an expense on our Consolidated Statement of Operations. We have invoiced Qwest for revenues that it also has disputed. Qwest has offset its payment of the receivable with amounts it is owed by Touch America. As of March 31, 2002, we estimate that Qwest owes us at least $90,000,000.

  SHAREHOLDER LAWSUIT

On August 16, 2001, eight individuals filed a lawsuit in Montana State District Court, naming MPC, eleven members of MPC's Board of Directors, three officers of both Touch America and MPC, and PPL Montana as defendants. On September 14, 2001, the complaint was amended to add one other current officer of Touch America, one other current officer of Montana Power, and MPC's investment banking consultant as additional defendants.

In their complaint, the plaintiffs allege that MPC and its directors and officers had a legal obligation and a fiduciary duty to obtain shareholder approval before the sale of its former electric generation assets to PPL Montana. The plaintiffs further allege that because shareholders did not vote, the sale of the generation assets is void and PPL Montana is holding these assets in constructive trust for the shareholders. Alternatively, the plaintiffs allege that shareholders should have been allowed to vote on the sale of the generation assets and, if an appropriate majority vote was obtained in favor of the sale, the shareholders should have been given dissenters' rights. The plaintiffs also make various claims of breaches of duty and negligence against the MPC Board of Directors and the individual officers and the other named defendants.

The plaintiffs have sought court approval to proceed with this suit as a class action. Defendants have opposed the plaintiffs' request to proceed with this suit as a class action, and that issue is pending.

MPC and the other defendants in the case have all filed substantive motions to dismiss the complaint. These motions are pending.

Touch America is not a defendant, although the plaintiffs have moved to amend the complaint to include Touch America. It is our position that because of the merger between MPC and MPLLC, in which the obligations of MPC vested in MPLLC by operation of law and the merger documents, as long as MPC remains a defendant in the case, both potential liability and insurance coverage for the case remain with MPLLC.

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

  WILLIAMS COMMUNICATIONS, L.L.C./SIERRA TOUCH AMERICA, L.L.C.

On July 20, 2001, Williams Communications, L.L.C. (Williams) filed a lawsuit in the United States District Court for the Northern District of Oklahoma alleging that Sierra Touch America, L.L.C. (STA), a joint venture between Sierra Pacific Communications and Touch America, failed to make timely payments on invoices totaling approximately $23,400,000 related to a construction agreement between Williams and STA. In the third quarter 2001, Williams submitted additional invoices to STA in an attempt to increase the amount demanded to approximately $34,300,000. STA did not approve the additional work and cost overruns submitted by Williams, and STA disagreed with the amount of Williams' claims. Pursuant to the construction agreement, Williams was constructing a fiber optic telecommunications route for STA from Verdi, Nevada to Sacramento, California.

On April 25, 2002, this lawsuit was settled. We believe this settlement will enable us to complete construction of this route in 2002.

For more information on STA, see Consolidated Financial Statements Note 11, "Commitments," in the "Unconsolidated Investments" section.

  TCA BUILDING COMPANY

Our subsidiary, Entech, Inc. (Entech) and its former subsidiary, Northwestern Resources (NWR), are defendants in litigation initiated by TCA Building Company (TCA) in 1995 in the 261st Judicial District Court in Travis County, Texas. TCA has alleged that Entech and NWR breached obligations to assist it in mining its property, that alleged promises underlying these obligations were tainted by fraud, and that Entech and NWR wrongfully interfered with a contract and a business opportunity for TCA to sell lignite. TCA alleges that its damages, in addition to unspecified exemplary damages, are between $8,000,000 and $13,500,000. Entech and NWR have asserted counterclaims that would substantially reduce these alleged amounts.

The Texas District Court granted motions filed by Entech and NWR for summary judgment on all of TCA's claims, and TCA appealed. On March 28, 2002, the Court of Appeals affirmed the summary judgment against TCA on all causes of action. We do not know whether TCA will appeal this ruling to the Texas Supreme Court.

Pursuant to the Stock Purchase Agreement that we entered into with Westmoreland, it has assumed responsibility for defending this litigation relative to the claims against NWR. While Westmoreland is responsible for the claims against NWR, we will remain responsible for defending this litigation with respect to the claims against Entech.

  SALE OF MPLLC/UTILITY BUSINESS - INDEMNITY OBLIGATIONS

Pursuant to the provisions of the September 29, 2000 Unit Purchase Agreement with NorthWestern, we have agreed to indemnify NorthWestern, or MPLLC under NorthWestern ownership, for certain adverse consequences which may arise following the sale. Such indemnity obligations are summarized below, but the specifics of such obligations are set forth in, and subject to, the applicable provisions of the Unit Purchase Agreement. We have no obligation to indemnify NorthWestern/MPLLC for matters other than those set forth in the Unit Purchase Agreement. Therefore, except for such specified indemnity provisions, obligations of MPC are not our obligations but are the obligations of MPLLC.

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
  environmental - certain environmental losses as specified in the Unit Purchase Agreement. The obligations of MPLLC to indemnify PPL Montana for environmental matters under the terms of the October 31, 1998 Asset Purchase Agreement could, in turn, be claimed by MPLLC as subject to our indemnity obligation to MPLLC under the Unit Purchase Agreement. However, the indemnity obligation is subject to the following conditions: (i) it will not apply until the total amount of the environmental losses exceed $50,000,000; (ii) we would be liable for the next $25,000,000 of environmental losses; (iii) we would also be liable for 50 percent of all environmental losses in excess of $75,000,000 in the aggregate; and (iv) there is an indemnity "cap" of $100,000,000. This obligation continues for five years through February 15, 2007; and
  certain litigation - certain litigation and claims listed in a schedule to the Unit Purchase Agreement. Eight matters are listed on that schedule, five of which have been settled since the Unit Purchase Agreement was signed or are inactive cases, resulting in three active matters to which the indemnity obligation is applicable.

We are unable to predict the ultimate outcome of these various indemnity obligations, or how these matters may affect our consolidated financial position, results of operations, or cash flows.

  SALE OF COAL OPERATIONS

On April 30, 2001, MPC sold its coal operations to Westmoreland, which has disputed our proposed post-closing adjustments that would have required Westmoreland to make an additional payment to us of $9,003,000. Westmoreland submitted proposed post-closing adjustments, which would require us to make a payment to Westmoreland of approximately $31,000,000. Westmoreland subsequently filed, on October 29, 2001, a claim for indemnity under the Stock Purchase Agreement, which reflects the above-adjustments claim of $31,000,000. On November 21, 2001, we responded to the indemnity claim and disputed all claims. On November 26, 2001, Westmoreland filed a petition in State Court in New York asserting that the matters in dispute should be resolved under the arbitration process for post-closing adjustments provided for in the September 15, 2000 Stock Purchase Agreement between Westmoreland and Entech. On January 18, 2002, the New York State Court entered an order granting Westmoreland's petition. The appellate court denied Entech's motion to stay the lower court's order pending the outcome of the appeal, and the parties are working on the arbitration process, although the actual proceedings before the arbitrator have not yet begun. Entech has appealed the order. We are currently unable to predict the outcome of this dispute or how it may affect our consolidated financial position, results of operations, or cash flows.

With respect to income taxes, because we file a consolidated federal income tax return, we agreed to accept liability for the coal operations' income taxes for periods ending prior to or on the closing date of the sale of those operations.

  SALE OF CONTINENTAL ENERGY

We agreed, because we file a consolidated federal income tax return, to accept liability for the income taxes of Continental Energy Services, Inc. and its subsidiaries for periods ending prior to or on the closing of the sale of that business.

  SALE OF OIL AND NATURAL GAS OPERATIONS

On October 31, 2000, MPC sold its oil and natural gas operations to PanCanadian Petroleum Limited and PanCanadian Energy, Inc. On October 30, 2001, the purchasers provided MPC with a notice asserting claims of approximately $10,000,000 pertaining to the pre-closing environmental liabilities. The claims were asserted under the terms of the Stock and Asset Purchase Agreement between the purchasers and Entech. The asserted claims are broadly stated, alleging facts Entech's representatives have not established through investigation. Entech has disputed all of the claims, and Entech's response also advised the purchasers that the notice was not valid under the terms of the Stock and Asset Purchase Agreement because the notice did not provide information required to state a proper claim. At this early stage, however, we cannot predict the outcome of this matter or how it may affect our consolidated position, financial results of operations, or cash flows.

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

  MISCELLANEOUS

We and our subsidiaries are parties to various other legal claims, actions, and complaints arising in the ordinary course of business. We do not expect the conclusion of any of these matters to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

NOTE 11 - COMMITMENTS

  AT&T CONSTRUCTION PROJECT

In October 1999, we entered into a contract to construct a high-speed, fiber optic network for AT&T. The contract allows us to install our own fiber optic network at the same time and along the same routes we are constructing for AT&T. The network will span more than 4,300 miles and will cover six different routes in the West, Pacific Northwest, Northern Rocky Mountains, and Midwest. The contract contains capped performance incentives if we meet, and capped penalties if we do not meet, aggressive completion targets. The project is scheduled for completion by early 2003. We estimate the cost of the project at $600,300,000, of which a total of $448,400,000 was expended in 2000 and 2001, with $66,000,000 expended during the three months ending March 31, 2002. An additional $85,900,000 is budgeted for the remainder of 2002. As previously reported, we expect AT&T as well as other third parties to reimburse a portion of the costs.

  BILLING SYSTEM INSTALLATION

Siemens Carrier Networks, L.L.C.

In February 2001, we contracted with Siemens Carrier Networks, L.L.C. to implement Touch America Business Solutions (TABS). TABS is our new provisioning, order entry, and billing system, which is slated for completion by mid-2002. We spent $11,900,000 in 2001 and $3,000,000 in the first quarter 2002 to purchase and install this system. We expect to pay an additional $6,800,000 during the remainder of 2002 to complete the installation of the system.

  UNCONSOLIDATED INVESTMENTS

We have entered into various strategic alliances to expand our network and increase our revenues. In accordance with the agreements governing these relationships, we are committed to contribute capital at various times.

TW Wireless, L.L.C.

We own a 49.9 percent interest in TWW, a joint venture with Qwest Wireless, to provide "one number" wireless telephone service in an eight-state region of the Pacific Northwest and Upper Midwest. Both companies contributed Personal Communications Services (PCS) licenses to the venture. At March 31, 2002, we had contributed approximately $40,800,000 toward the costs of the wireless infrastructure and will contribute an estimated $5,000,000 during the remainder of 2002.

Sierra Touch America, L.L.C.

In May 2000, we formed STA, a 50-50 joint venture with Sierra Pacific Communications, a subsidiary of Sierra Pacific Resources, to construct a fiber optic network between Sacramento and Salt Lake City as a part of our AT&T construction project. We expect this network will make up 750 miles of the 4,300-mile build-out that we are constructing in tandem with STA's construction of a fiber optic network for AT&T. STA has begun construction of this route and expects to complete the route in the fourth quarter of 2002 at an estimated cost of $189,000,000. Upon completion, we will own 4 of the 6 conduits of the network and will transfer 3 to AT&T and exchange another with a third party. STA will retain ownership of the remaining 2 conduits and will distribute 1 to each partner. To date, each partner has contributed approximately $10,700,000 to the joint venture, and we have paid approximately $42,900,000 toward the purchase of the 4 conduits. The terms of the joint venture agreement give STA a partial interest in the metropolitan fiber networks that Sierra Pacific Communications operates in Reno and Las Vegas.

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

On July 31, 2001, MPCS defaulted on its note with RTFC. Consequently, RTFC called all outstanding guarantees and, in September 2001, withdrew $7,420,000 from our collateral account. Following the unanimous decision of MPCS partners to offer the assets of MPCS for sale, MPCS received, in the third quarter 2001, letters of commitment from four entities to purchase certain licenses and other assets from MPCS. Because the expected proceeds from the sales of MPCS' assets would not be sufficient to repay the withdrawn collateral and MPCS' loan obligations to us, we recorded a loss in 2001 of $11,700,000 related to our MPCS investment and the MPCS note receivable. In January 2002 we advanced $250,000 to MPCS. We do not anticipate any additional funding requirements prior to exiting this investment.

  OTHER

American Fiber Touch, L.L.C.

In January 2000, we formed AFT, a 50-50 joint venture with AEP Communications L.L.C., a subsidiary of American Electric Power, to connect national and regional fiber optic networks between Plano, Illinois and St. Louis, Missouri as part of our AT&T construction project. We expect this network will make up 296 miles of the 4,300-mile fiber optic network discussed above. AFT has begun construction of the Plano-St. Louis route and expects to complete it in the second quarter 2002 at an estimated total cost of $43,000,000. At March 31, 2002, we had advanced approximately $19,800,000 for construction costs, and we plan to contribute another $2,500,000 during the remainder of 2002.

Capital Lease

In January 2000, we entered into a Reciprocal IRU Lease and Exchange Option Agreement with PF.Net Construction Corp., a subsidiary company of Velocita Corp. This agreement is a 20-year IRU lease with an option to exchange the leased property at a future date. Under the agreement, we will lease approximately 5,900 route miles from PF.Net and PF.Net will lease approximately 4,400 miles of fiber from us. Prior to commencement of the lease, we will prepay $48,500,000 for the difference in route miles. The prepayment will be amortized to expense over the 20-year lease term. As of March 31, 2002, approximately $18,600,000 had been paid, and $12,000,000 is scheduled for payment in the second quarter 2002, with the balance of $17,900,000 to be paid in the remainder of 2002 and the first quarter 2003.

NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 eliminates amortization of goodwill and other indefinite-lived intangibles. These assets will now be assessed at least annually for impairment using a fair value based test. Any intangible asset with a finite life will continue to be amortized over that life. The amortization provisions of SFAS No. 142 apply to goodwill and other intangibles subsequent to their acquisition. We adopted the provisions of SFAS No. 142 in the first quarter 2002. In connection with the adoption of SFAS No. 142, we have reclassified approximately $3,100,000 of our intangible assets to goodwill, resulting in total goodwill of $2,200,000 as of the beginning of this fiscal year. We expect that we will no longer record approximately $600,000 of amortization relating to the existing goodwill and indefinite-lived intangibles annually, as adjusted for the above reclassifications. We have also evaluated the useful lives assigned to our intangible assets.

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. We will complete this first step of the goodwill impairment test during the second quarter 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of our fiscal year. Intangible assets deemed to have indefinite lives will be tested for impairment using a one-step process, which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year. We expect to perform transitional impairment tests of goodwill balances in the first half of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle effective January 1, 2002. Adoption of this pronouncement is not expected to have a material impact on our financial position, results of operations, or cash flows.

In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS No. 121. We adopted the provisions of SFAS No. 144 in the first quarter 2002. Adoption of this pronouncement did not have a material impact on our financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion in conjunction with the statements included in our Annual Report on Form 10-K for the year ended December 31, 2001 under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WARNINGS ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are qualified by and should be read together with the cautionary statements and important factors included in our Annual Report on Form 10-K for the year ended December 31, 2001. See Part I, "Warnings About Forward-Looking Statements."

We are including cautionary statements herein to make applicable and take advantage of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us, or on our behalf, in this Form 10-Q. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions, and other statements, which are statements other than those of historical fact. These forward-looking statements include, among others, revenue and cost trends, expense reduction strategies, pricing strategies, planned capital expenditures, financing needs and availability, and changes in the telecommunications industry. Forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "believes," and similar expressions. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date that we file this Form 10-Q.

Forward-looking statements that we make are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed in, or implied by, the forward-looking statements. Investors and other readers of the forward-looking statements are cautioned that these statements are not a guarantee of future performance and that the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. Some, but not all, of the risks and uncertainties include:

  national, regional, and local economic conditions;
  competitive factors and the effects of restructuring in the telecommunications industries;
  the changing interpretation and enforcement of regulatory developments and court rulings concerning the telecommunications industry;
  the amount and timing of capital expenditures and other costs relating to the expansion of our fiber optic network;
  the ability to develop and market new telecommunications services;
  the ability to order and deploy telecommunications services on a timely basis to adequately satisfy end-user demand;
  decreases in prices for our telecommunications services due to competition, volume-based pricing and other factors;
  the ability to successfully operate our fiber optic network;
  the ability to secure financing at reasonable rates as required;
  successful resolution of litigation and arbitration proceedings;
  enforceability of contracts;
  the ability to add new customers and retain our current customer base;
  environmental laws and policies;
  federal and state regulatory and legislative actions;
  technological developments;
  interest rates; and
  changes in accounting principles or the application of such principles.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements is based on our critical accounting policies. These policies have the potential to have a significant impact on our financial statements, either because of the significance of the financial statement item to which they relate or because they require the use of estimates and judgments, the results of which could differ from actual results. We have included only these policies that are new this quarter. For a detailed discussion on the application of these and other accounting policies, see Note 1, "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2001.

Valuation of acquired businesses and assets - Certain business acquisitions may result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that could affect our financial condition and results of operations. Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are instead subject to a periodic impairment test at least annually. Future events could cause us to conclude that impairment indicators exist and that certain assets are impaired.

Impairment of long-lived assets and other intangibles - Property and equipment, definite lived intangibles and certain other long-lived assets are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Effective January 1, 2002, we adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 applies to all long-lived assets including discontinued operations. SFAS No. 144 requires us to periodically review long-lived assets and other intangibles for impairment. Long-lived assets and other intangibles that we are "more likely than not" to sell or otherwise dispose of before the end of the asset's previously estimated useful life must be reviewed for impairment. Management's judgments regarding the existence of impairment indicators and the determination of assets that may be sold or otherwise disposed are based on legal factors, market conditions and the operational performance of our long-lived assets, other intangibles, and reporting segments.

STRATEGY AND OUTLOOK

Our objectives are to complete the construction of our fiber optic network and become a profitable, nationally recognized provider of telecommunications transport services. To achieve our objectives, we seek to provide excellent customer service, increase our wholesale and commercial customer base, target product lines with the highest margins, and reduce network costs.

We believe our strategy, together with more favorable economic conditions, will allow us to improve our profitability and prospects. However, industry-wide challenges are continuing to put pressure on our ability to produce the results we desire and will affect our 2002 results. We expect revenues to increase, and expenses to remain flat during the remainder of the year. We expect this will result in positive income from operations excluding depreciation expense by the third quarter 2002 and net income in the fourth quarter 2002.

RESULTS OF OPERATIONS

The following discussion describes significant events or trends that have had an effect on our operations or which we expect to have an effect on our future operating results.

FOR THE QUARTER ENDED MARCH 31, 2002 AND 2001

  NET INCOME PER SHARE OF COMMON STOCK (BASIC)

We reported a consolidated basic net loss of $0.10 per share in the first quarter 2002 as compared with the first quarter 2001 consolidated basic net income of $0.58 per share.

Earnings from continuing operations decreased $0.21 per share, from net income of $0.05 per share in the first quarter 2001 to a loss of $0.16 per share in first quarter 2002.

Net income from discontinued operations for the first quarter 2002 was $0.06 per share, a decrease of $0.47 per share compared with the first quarter 2001 earnings of $0.53 per share. The first quarter 2001 earnings per share included $0.30 per share attributable to the gain on the sale of Continental Energy in February 2001. The decrease is also due to only one month of utility operations in 2002 compared to three months of operations for the utility operations and coal operations and two months of operations for Continental Energy in 2001.

  INCOME FROM CONTINUING OPERATIONS

Income from continuing operations decreased $19,500,000, from income of $5,800,000 in the first quarter 2001 to a loss of $13,700,000 for the same period in 2002.

Revenues

Telecommunications revenues decreased $45,800,000, or 32 percent, from $144,400,000 in first quarter 2001 to $98,600,000 for the same period in 2002. For comparative purposes, the following table shows the breakdown of revenues.

	Quarter Ended March 31,
	2002	2001
	(Thousands of Dollars)

TELECOMMUNICATIONS REVENUES:
Voice	$ 42,400	$ 82,400
Private line	27,000	38,100
Access and other	10,700	15,500
Internet services	12,600	6,100
ATM/Frame relay	5,900	2,300
	$ 98,600	$ 144,400

Voice revenues for the first quarter 2002 decreased $40,000,000 or 49 percent, primarily due to decreases in sales across all customer segments. These decreases are the result of Qwest Communication Corporation's (Qwest) removal of its traffic from our network, and reduced wholesale voice business. These are our least profitable products, and we had anticipated most of this decline. We remain in an ongoing dispute with Qwest regarding a number of previously disclosed revenue and expense issues. For more information on our dispute with Qwest, see Consolidated Financial Statements Note 10, "Contingencies," in the "Qwest Communications Corporation" section.

Private line revenues, which include dedicated point-to-point capacity on our network, decreased by $11,100,000 or 29 percent, and access and other revenues declined by $4,800,000 or 31 percent, both primarily as a result of Qwest's withdrawal of its business.

Internet services revenues, which include Dial Internet Access and Dedicated Internet Access, increased by $6,500,000 or 107 percent primarily due to sales credits recognized in the first quarter 2001. ATM/Frame relay revenues, which include network services for data, video, and voice transmission, increased by $3,600,000 or 157 percent.

Expenses

Telecommunications expenses for the first quarter 2002 compared to the same period in 2001 decreased approximately $15,100,000 or 11 percent. Cost of services includes expenses associated with our network, third party network charges, and other operating and maintenance expense. These expenses decreased approximately $17,300,000 or 19 percent. These decreases were primarily due to a reduction in costs directly associated with the decrease in revenues discussed above. Selling, general and administrative (SG&A) expense decreased approximately $1,200,000 or 4 percent, primarily due to decreases in employee benefit expenses and reduced professional services. Taxes other than income taxes decreased by approximately $900,000 or 18 percent, due to reduced property tax estimates for our network. Depreciation and amortization expense increased by approximately $4,200,000 or 43 percent, due to expansion of our fiber optic network.

Interest Expense and Other

Other (income) deductions - net increased approximately $1,700,000 primarily due to decreased interest income associated with short-term investments.

  INCOME FROM DISCONTINUED OPERATIONS: UTILITY OPERATIONS, COAL OPERATIONS AND CONTINENTAL ENERGY

The utility operations, Continental Energy, and the coal operations have been accounted for as discontinued operations. The income from discontinued operations for the quarters ended March 31, 2002 and 2001 are separately reported. Income from these discontinued operations, net of income taxes, decreased approximately $18,300,000 compared to the first quarter 2001, due to the sales of the utility operations in February 2002, Continental Energy in February 2001, and the coal operations in April 2001.

In the first quarter 2002, we recorded an estimated gain on the sale of the utility operations of approximately $100,000, net of income tax. We recorded an after-tax gain of $31,200,000 on the sale of Continental Energy in the first quarter 2001.

  LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used for continuing operating activities was $31,055,000 for the first quarter 2002, compared with $68,932,000 for the first quarter 2001. The current-year decrease of $37,877,000 was attributable mainly to decreased operating income and decreased working capital requirements for continuing operations.

Investing Activities

Net cash provided by investing activities of our continuing operations was $318,637,000 for the first quarter 2002, compared with $33,363,000 in the first quarter 2001. The current-year increase of $285,274,000 resulted primarily from proceeds received from the sale of our former discontinued utility operations in the first quarter of 2002, partially offset by an increase in temporary investments resulting from investing a portion of these proceeds.

Capital expenditures for the first quarter 2002 and 2001 were $32,836,000 and $49,091,000, respectively. The current year decrease resulted primarily from decreased requirements relating to the expansion of our fiber optic network.

Financing Activities

Net cash used for financing activities of our continuing operations was $279,897,000 for the first quarter 2002, compared with $28,317,000 for the first quarter 2001, mainly attributable to the repayment of long-term debt and the redemption of preferred stock.

On February 15, 2002, we utilized a portion of the proceeds from the sale of the utility operations to repay the entire $254,100,000 balance outstanding under the 5-Year Senior Secured Credit Facility, which we then cancelled.

For information on our financing activities, see Consolidated Financial Statements Note 5, "Long-Term Debt."

2002 Fund Requirements and Sources of Funds

Our capital expenditures for the remainder of 2002 are estimated to be approximately $72,200,000 net of AT&T reimbursements. The AT&T construction contract, which represents $40,000,000 of our total 2002 capital expenditures, requires that we expend approximately $151,900,000 and then receive reimbursements of $111,900,000 from AT&T. We anticipate receiving these reimbursements during 2002.

We expect to fund our anticipated requirements for working capital, capital expenditures, and other necessary costs for the remainder of 2002, except for the AT&T construction, from operations. We will fund the AT&T project, and the income taxes related to the sale of the utility, from a portion of the utility sale proceeds.

Based on current projections, we believe that we will have funds available to meet our required expenditures, or will be able to put in place sufficient sources of funds during 2002. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels. Currently, we do not have any debt or other liquidity facilities in place. We expect to establish such a facility during the middle of this year.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements and how they are expected to affect us, see Consolidated Financial Statements Note 12, "New Accounting Pronouncements."

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

  INTEREST RATE EXPOSURE

We repaid and cancelled our Credit Facility on February 15, 2002. Currently we do not have any short- or long-term debt facilities in place, nor do we currently use any derivative financial instruments.

PART II

Other Information

ITEM 1. LEGAL PROCEEDINGS

Qwest Communications Corporation

For information regarding the Qwest Communications Corporation legal proceedings, refer to Consolidated Financial Statements Note 10, "Contingencies."

Shareholder Lawsuit

For information regarding the shareholder lawsuit legal proceedings, refer to Consolidated Financial Statements Note 10, "Contingencies."

Williams Communications, L.L.C./Sierra Touch America, L.L.C.

On April 25, 2002, this case was settled. For information regarding the Williams Communications, L.L.C. legal proceedings, refer to Consolidated Financial Statements Note 10, "Contingencies."

TCA Building Company

On March 28, 2002, the Court of Appeals affirmed the summary judgment against TCA on all causes of action. We do not know whether TCA will appeal this judgment to the Texas Supreme Court. For information regarding the TCA Building Company legal proceedings, refer to Consolidated Financial Statements Note 10, "Contingencies."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
None

(b)	Reports on Form 8-K Filed During the Quarter Ended March 31, 2002

	DATE	SUBJECT

	February 21, 2002	Item 5. Other Events. Sale of Utility Business

Item 7. Financial Statements and Exhibits. Press release dated February 15, 2002 "Telecom Company Touch America Completes Transformation, Emerges as Unique Broadband Network and Services Entity."

	February 27, 2002	Item 5. Other Events. Closing of Restructuring and Sale of Utility Business.

Item 7. Financial Statements and Exhibits. Preliminary Consolidated Statements of Income for the Quarters Ended December 31, 2001 and 2000 and for the Twelve Months Ended December 31, 2001 and 2000. Preliminary Discontinued Operations for the Quarters Ended December 31, 2001 and 2000 and for the Twelve Months Ended December 31, 2001 and 2000.

	March 1, 2002	Item 2. Disposition of Properties.

Item 7. Financial Statements and Exhibits. Unaudited Pro Forma Consolidated Statements of Income for the three years ended December 31, 2000 and for the nine months ended September 30, 2001. Unaudited Pro Forma Consolidated Balance Sheet at September 30, 2001. Press release dated February 15, 2002 "Telecom Company Touch America Completes Transformation, Emerges as Unique Broadband Network and Services Entity."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOUCH AMERICA HOLDINGS, INC.
(Registrant)

By	/s/ J.P. Pederson
J.P. Pederson
Vice Chairman and Chief
Financial Officer

Dated: May 15, 2002