Form 10-Q
period 2002-06-30
TOUCH AMERICA HOLDINGS INC
filed 2002-08-15
CIK 1144835

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
________________________________________

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

On August 12, 2002, the Company had 103,737,493 shares of common stock outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
TOUCH AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Quarters Ended
June 30,		June 30,
2002		2001
(Thousands of Dollars)
(except per-share amounts)

REVENUES	$ 73,640	$ 141,936

EXPENSES:
Cost of services	80,868	93,802
Selling, general, and administrative	26,517	30,314
Taxes other than income taxes	3,563	3,113
Depreciation and amortization	14,105	10,619
	125,053	137,848

OPERATING INCOME (LOSS)	(51,413)	4,088

INTEREST EXPENSE AND OTHER
Interest	5	746
Other deductions - net	1,260	1,816
	1,265	2,562

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(52,678)	1,526

INCOME TAXES (BENEFIT)	(20,368)	632

INCOME (LOSS) FROM CONTINUING OPERATIONS	(32,310)	894

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of income taxes of $(25,553)	-	(43,138)
Gain on sale of discontinued operations, net of income taxes of $30,862	-	31,352
LOSS FROM DISCONTINUED OPERATIONS	-	(11,786)

NET LOSS	(32,310)	(10,892)

DIVIDENDS ON PREFERRED STOCK	620	1,002

NET LOSS AVAILABLE FOR COMMON STOCK	$ (32,930)	$ (11,894)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC (000)	103,737	103,769

BASIC LOSS PER SHARE OF COMMON STOCK
Continuing Operations	$ (0.32)	$ 0.00
Discontinued Operations	0.00	(0.11)
Consolidated	$ (0.32)	$ (0.11)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED (000)	103,737	103,769

DILUTED LOSS PER SHARE OF COMMON STOCK
Continuing Operations	$ (0.32)	$ 0.00
Discontinued Operations	0.00	(0.11)
Consolidated	$ (0.32)	$ (0.11)

The accompanying notes are an integral part of these financial statements.

TOUCH AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Six Months Ended
June 30,		June 30,
2002		2001
(Thousands of Dollars)
(except per-share amounts)

REVENUES	$ 172,193	$ 286,376

EXPENSES:
Cost of services	152,861	183,077
Selling, general, and administrative	53,943	58,957
Taxes other than income taxes	7,471	7,882
Depreciation and amortization	28,118	20,398
	242,393	270,314

OPERATING INCOME (LOSS)	(70,200)	16,062

INTEREST EXPENSE AND OTHER
Interest	348	1,525
Other deductions - net	4,435	3,318
	4,783	4,843

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(74,983)	11,219

INCOME TAXES (BENEFIT)	(28,955)	4,500

INCOME (LOSS) FROM CONTINUING OPERATIONS	(46,028)	6,719

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, net of income taxes of $4,610 and $(9,908)	5,857	(19,023)
Gain on sale of discontinued operations, net of income taxes of $69 and $50,504	144	62,497
INCOME FROM DISCONTINUED OPERATIONS	6,001	43,474

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAXES OF $(867)	(1,371)	-

NET INCOME (LOSS)	(41,398)	50,193

DIVIDENDS ON PREFERRED STOCK	3,137	1,925

NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK	$ (44,535)	$ 48,268

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC (000)	103,756	103,761

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Continuing Operations	$ (0.48)	$ 0.05
Discontinued Operations	0.05	0.42
Consolidated	$ (0.43)	$ 0.47

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED (000)	103,756	103,816

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Continuing Operations	$ (0.48)	$ 0.04
Discontinued Operations	0.05	0.42
Consolidated	$ (0.43)	$ 0.46

The accompanying notes are an integral part of these financial statements.

TOUCH AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS
	(Unaudited)
	June 30,	December 31,
	2002	2001
	(Thousands of Dollars)

CURRENT ASSETS:

Cash and cash equivalents	$ 38,373	$ 45,307
Temporary investments	73,903	-
Accounts receivable:
Trade, net of allowances of $25,788 and $21,973	266,473	215,001
Contractors	33,433	24,571
Related parties	22,901	35,415
Materials and supplies (principally at average cost)	736	947
Prepayments and other assets	7,934	8,820
Prepaid income taxes	-	24,711
Deferred income taxes	13,771	6,198
Assets of discontinued operations	-	1,521,054
	457,524	1,882,024

PROPERTY, PLANT, AND EQUIPMENT:

Property, plant and equipment, net of accumulated depreciation and amortization	1,033,453	1,000,319

OTHER ASSETS:

Intangibles, net of accumulated amortization	9,506	12,315
Goodwill	-	2,218
Unconsolidated investments	77,285	50,426
Other investments	7,240	7,377
Long-term lease	29,117	22,299
Deferred income taxes	45,003	76,269
Other	1,319	6,233
	169,470	177,137

TOTAL ASSETS	$ 1,660,447	$ 3,059,480

The accompanying notes are an integral part of these financial statements.

TOUCH AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

LIABILITIES AND SHAREHOLDERS' EQUITY

	(Unaudited)
	June 30,	December 31,
	2002	2001
	(Thousands of Dollars)

CURRENT LIABILITIES:

Accounts payable	$ 235,421	$ 270,895
Income taxes payable	56,335	-
Other taxes payable	12,839	13,201
Current portion of deferred revenue	38,323	30,297
Long-term debt due within one year	-	255,200
Interest accrued	-	1,363
Other current liabilities	32,591	14,344
Liabilities of discontinued operations	-	1,115,239
	375,509	1,700,539

LONG-TERM LIABILITIES:

Deferred revenue	163,246	173,763
Other deferred credits	8,045	8,583
	171,291	182,346

SHAREHOLDERS' EQUITY:

Preferred stock	35,670	57,654
Common stock (240,000,000 shares without par value authorized; 103,737,493 and 110,390,500 shares issued)	499,749	705,600
Treasury stock (6,616,000 shares)	-	(205,656)
Unallocated stock held by trustee for retirement savings plan	(10,716)	(12,762)
Retained earnings	589,380	633,913
Accumulated other comprehensive loss	(436)	(2,154)
	1,113,647	1,176,595

CONTINGENCIES AND COMMITMENTS (Notes 11 and 12)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 1,660,447	$ 3,059,480

The accompanying notes are an integral part of these financial statements.

TOUCH AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30,	June 30,
	2002	2001
	(Thousands of Dollars)
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (41,398)	$ 50,193
Deduct:
Income (loss) from discontinued operations	5,857	(19,023)
Gain on sale of discontinued operations	144	62,497

INCOME (LOSS) FROM CONTINUING OPERATIONS, INCLUDING CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(47,399)	6,719

Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation and amortization	28,118	20,398
Deferred income taxes	23,693	3,433
Noncash losses and write-downs associated with unconsolidated investments	7,007	6,949
Losses on sales of property and investments	411	-
Other noncash charges to net income - net	2,239	(27)
Changes in assets and liabilities:
Accounts and notes receivable	(47,820)	(70,377)
Prepayments and other assets	886	7,374
Income taxes payable	(47,340)	(97,740)
Accounts payable	(35,474)	(48,353)
Deferred revenue	(2,491)	(7,051)
Prepaid income taxes	24,711	-
Other assets and liabilities - net	18,758	(15,565)
NET CASH USED FOR CONTINUING OPERATIONS	(74,701)	(194,240)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	24,618	86,471
NET CASH USED FOR OPERATING ACTIVITIES	(50,083)	(107,769)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Temporary investments	(73,903)	-
Net capital expenditures	(49,556)	(131,765)
Capital contributions to unconsolidated investments	(31,192)	(11,917)
Proceeds from sales of property and investments	67	(2,204)
Proceeds from sales of discontinued operations	509,490	222,500
Additional investments	(6,818)	596
NET CASH PROVIDED BY CONTINUING INVESTING ACTIVITIES	348,088	77,210
NET CASH USED FOR DISCONTINUED INVESTING ACTIVITIES	(24,618)	(14,787)
NET CASH PROVIDED BY INVESTING ACTIVITIES	323,470	62,423

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(3,137)	(1,845)
Sale of common stock	-	444
Issuance of long-term debt	-	9,100
Retirement of long-term debt	(255,200)	(132)
Preferred stock redemption	(21,984)	-
NET CASH (USED FOR) PROVIDED BY CONTINUING FINANCING ACTIVITIES	(280,321)	7,567
NET CASH USED FOR DISCONTINUED FINANCING ACTIVITIES	-	(55,677)
NET CASH USED FOR FINANCING ACTIVITIES	(280,321)	(48,110)

DECREASE IN CASH AND CASH EQUIVALENTS	(6,934)	(93,456)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,307	118,417
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 38,373	$ 24,961

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during six months for:
Income taxes, net of refunds:
Continuing operations	$ (51,448)	$ -
Discontinued operations	(735)	121,827
	$ (52,183)	$ 121,827
Interest, net of capitalized interest:
Continuing operations	$ 474	$ 1,428
Discontinued operations	8,952	11,918
	$ 9,426	$ 13,346

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Touch America Holdings, Inc. for the interim periods ended June 30, 2002 and 2001 are unaudited. In the opinion of our management, the accompanying consolidated financial statements reflect only normal recurring accruals necessary for a fair statement of the results of operations for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

NOTE 1 - BASIS OF PRESENTATION
  CASH AND CASH EQUIVALENTS AND TEMPORARY INVESTMENTS

We consider all liquid investments with original maturities of three months or less to be cash equivalents. Investments with original maturities of more than three months but less than one year are classified as temporary investments, which consist of money market funds. At June 30, 2002, all of our investments were available for sale, and their fair value approximated the value reported on the Consolidated Balance Sheet.

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

  ASSET IMPAIRMENT

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS No. 121. We review long-lived assets for impairment annually or whenever events or changes in circumstances indicate that we may not recover the carrying amount of an asset. Based on the analysis of our assets, we have concluded that presently we have no impaired long-lived assets.

NOTE 2 - REORGANIZATION AND SALES OF ENERGY BUSINESSES

In March 2000, The Montana Power Company (MPC) Board of Directors announced its intention to focus on its telecommunications business by divesting its multiple energy businesses, separating them from its telecommunications operating company. The reorganization and divestiture plan included merging MPC into The Montana Power, L.L.C. (MPLLC) on February 13, 2002.

  SALE OF UTILITY OPERATIONS

On February 15, 2002, we sold our utility operations, MPLLC, to NorthWestern Corporation (NorthWestern), a South Dakota-based energy company, for $602,000,000 in cash and the assumption of $488,000,000 of debt. A portion of the cash proceeds went directly to pay closing adjustments, thereby reducing the actual cash received to approximately $509,600,000. As a result of this transaction, we recorded a gain in the first quarter 2002 of approximately $100,000, net of income taxes. Pursuant to the provisions of the September 29, 2000 Unit Purchase Agreement with NorthWestern, we agreed to indemnify NorthWestern for certain adverse consequences which may arise following the sale. For more information on these indemnification obligations, see Consolidated Financial Statements Note 11, "Contingencies," in the "Sale of MPLLC/Utility Business - Indemnity Obligations" section.

  SALE OF COAL OPERATIONS

On April 30, 2001, MPC sold its coal operations to Westmoreland Coal Company (Westmoreland) for $138,000,000, subject to contractual purchase price adjustments. As a result of this transaction, MPC recorded a gain in the second quarter 2001 of approximately $31,400,000, net of income taxes. Westmoreland disagreed with our proposed post-closing purchase price adjustments, and we are currently involved in litigation and arbitration to resolve these matters. For more information on the sale of the coal operations, see Consolidated Financial Statements Note 11, "Contingencies," in the "Sale of Coal Operations" section.

  SALE OF CONTINENTAL ENERGY

On February 21, 2001, MPC sold Continental Energy Services (Continental Energy), the independent power production business, to CES Acquisition Corp. for $84,500,000. As a result of the transaction, MPC recorded a gain in the first quarter 2001 of approximately $31,200,000, net of income taxes, and a $400,000 gain adjustment, net of income taxes, in the fourth quarter 2001.

  CONTINUING/DISCONTINUED OPERATIONS

We applied discontinued operations accounting treatment to the utility operations and Continental Energy effective December 28, 2001. We also applied discontinued operations accounting treatment effective September 14, 2000 to the former coal operations. The results of this treatment are the following:

  We have separately reported income, net of income taxes, from the utility operations, coal operations, and Continental Energy in "Income from discontinued operations" on the Consolidated Statement of Operations for all periods presented to reflect the reclassification of these operations as discontinued;
  We have reported assets and liabilities of discontinued operations in "Current assets" under "Assets of discontinued operations" and "Current liabilities" under "Liabilities of discontinued operations" on our Consolidated Balance Sheet, with the December 31, 2001 balances representing the discontinued utility operations;
  We have reported cash flows of discontinued operations segregated by operating, investing, and financing activities on the Consolidated Statement of Cash Flows; and
  We have reported general corporate overhead expenses associated with, but not directly attributable to, our discontinued operations in continuing operations' selling, general, and administrative (SG&A) expenses.

The following table shows summarized revenues for the discontinued utility operations, coal operations, and Continental Energy:
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
	(Thousands of Dollars)

Revenues:
Utility operations	$ -	$ 158,099	$ 63,963	$ 389,383
Coal operations	-	18,907	-	79,176
Continental Energy	-	-	-	143
	$ -	$ 177,006	$ 63,963	$ 468,702

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer amortized, but is subject to annual impairment tests, or more frequent tests if impairment indicators arise. We adopted SFAS No. 142 on January 1, 2002. In accordance with SFAS No. 142, we reclassified $3,100,000 from other intangibles to goodwill. The goodwill represented the assembled workforce and other employee-related intangibles obtained in connection with the June 30, 2000 acquisition of telecommunications services business from Qwest Communications Corporation (Qwest). The net book value of these assets on January 1, 2002 was $2,200,000. Under the provisions of SFAS No. 142, we tested the goodwill for impairment by comparing the fair value of the goodwill to its carrying amount, and determined that the goodwill was impaired. We determined the fair value based on the current market capitalization of the company. We wrote off the net book value of goodwill and recorded the transitional impairment loss as a cumulative effect of a change in accounting principle, effective January 1, 2002. The impairment loss, net of income taxes, was approximately $1,400,000. The result was a decrease to basic and diluted earnings per share of $0.01 for the quarter ended March 31, 2002 and the six months ended June 30, 2002.

If SFAS No. 142 had been effective January 1, 2001, net income for the quarter ended June 30, 2001 would have increased by approximately $100,000, net of income taxes, due to the non-amortization of the indefinite-lived intangibles. This result had a negligible change to earnings per share of common stock. If SFAS No. 142 had been effective January 1, 2001, net income for the six months ended June 30, 2001 would have increased by approximately $200,000, net of income taxes, due to the non-amortization of the indefinite-lived intangibles. This result had a negligible change to earnings per share of common stock.

Balances of acquired intangible assets, excluding goodwill, were as follows:
	Original	Accumulated	Carrying
	Cost	Amortization	Value
(Thousands of Dollars)
June 30, 2002
Customer lists	$ 18,509	$ 9,003	$ 9,506

December 31, 2001
Customer lists	$ 18,509	$ 6,194	$ 12,315

Excluding goodwill and intangible assets reclassified to goodwill, amortization expense of intangible assets was $2,800,000 and $2,100,000 for the six months ended June 30, 2002 and 2001, respectively. During the quarters ended June 30, 2002 and 2001, amortization expense of intangible assets was $1,200,000 and $1,000,000, respectively. All intangibles above are subject to amortization.

The annual estimated amortization expense for intangible assets for the 5-year period ending December 31, 2006 are:

Fiscal Year	Estimated Amortization Expense
(Thousands of Dollars)

2002 (6 months)	$ 2,446
2003	4,891
2004	1,871
2005	298
2006	-
$ 9,506

NOTE 4 - UNCONSOLIDATED INVESTMENTS

Our unconsolidated investments consist of the following:

	June 30,	December 31,
	2002	2001
	(Thousands of Dollars)

TW Wireless, L.L.C. (TWW)	$ 26,021	$ 20,892
Sierra Touch America, L.L.C. (STA)	35,931	10,719
Northern Colorado Telecommunications, L.L.C. (NCT)	4,844	5,031
FTV Communications, L.L.C. (FTV)	9,955	1,548
Other investments	534	499
Minnesota PCS, L.P. (MPCS)	-	-
American Fiber Touch, L.L.C. (AFT)	-	11,737
	$ 77,285	$ 50,426

We own a 49.9 percent interest in TW Wireless, L.L.C. (TWW), a joint venture with Qwest Wireless. As a relatively new provider of wireless services, TWW has experienced losses consistent with expectations. We recognized our portion of these losses from TWW - approximately $800,000 and $6,200,000 - during the six months ended June 30, 2002 and 2001, respectively. For the quarter ended June 30, 2001, we recognized losses of $3,000,000 from TWW. For the quarter ended June 30, 2002, earnings from this investment were $1,800,000. Earnings in 2002 resulted primarily from adjustments of expenses previously accrued by the partnership. After receiving audited financial statements of TWW for the year ended December 31, 2001, we recognized our share of the accrual adjustment of approximately $2,700,000 in the current quarter. As of June 30, 2002, TWW had no third-party debt outstanding.

In July 2002, we began the process of withdrawing from TWW. Pursuant to the requirements of the TWW limited liability company agreement ("LLC Agreement"), we exercised a put option on July 16, 2002 to exit TWW. In accordance with the terms of the LLC Agreement, TWW or Qwest Wireless must acquire our interest in the limited liability company for 90 percent of the fair market value of our interest by mid January of 2003. Because our membership in TWW terminates thirty days after our exercise of the put option, no further capital contributions to TWW will be required of us. While we expect to receive, in accordance with the LLC Agreement, 50 percent of the amount due us in January 2003 and 50 percent in January 2004, we are presently unable to predict the ultimate resolution of this fair market value determination process. Accordingly, we have not recorded or anticipated income or loss in exiting the agreement, and at this time we believe that no impairment exists.

Summarized financial information for TWW is being provided, in accordance with Regulation S-X for interim reporting, as our equity interest in the loss of TWW exceeded 20 percent of our 2001 consolidated net loss. The following information is as reported by TWW, and does not reflect the accrual adjustment mentioned above as it is incorporated in TWW's audited results for the year ended December 31, 2001.
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
	(Thousands of Dollars)
OPERATIONS:
Revenues	$12,411	$7,525	$24,883	$11,771
Expenses	$13,066	$13,296	$29,700	$24,080
Net loss	$(1,831)	$(5,967)	$(7,119)	$(12,515)

	June 30,	December 31,
	2002	2001
	(Thousands of Dollars)
FINANCIAL POSITION:
Current assets	$ 14,309	$ 32,343
Noncurrent assets	60,825	57,004
	$ 75,134	$ 89,347

Current liabilities	$ 46,558	$ 58,674
Common equity	28,576	30,673
	$ 75,134	$ 89,347

We established Sierra Touch America, L.L.C. (STA) with Sierra Pacific Communications (SPC), a subsidiary of Sierra Pacific Resources, for the purpose of jointly constructing a segment of the 4,300-mile AT&T Corp (AT&T) construction project. We have a 50 percent interest in STA. As of June 30, 2002, STA had no third-party debt. Our share of the loss from this investment for the six months ended June 30, 2002 and 2001 was not material. Our investment balance in STA increased primarily due to a settlement of previously disputed amounts with a third party contractor and an increase in funding requirements for ongoing construction as SPC ceased funding in February 2002. In July 2002, SPC expressed its intention to redeem its existing interest and enter into an asset purchase agreement with STA. We may assume control of this investment, which would result in consolidating the operating results of this investment with continuing operations. While we will continue to evaluate our position, we expect that the consolidation of STA would not have a material effect on the Consolidated Statement of Operations.

We also have a 50 percent interest, along with New Centuries Energy (NCE), in Northern Colorado Telecommunications, L.L.C. (NCT), which owns and operates a 240-mile fiber optic ring surrounding the Denver metropolitan area. Services provided by NCE consist primarily of local loop, private line, and frame relay services. Our share of the loss from this investment during the first six months of 2002 and 2001 was not material. As of June 30, 2002, NCT had no third-party debt outstanding.

We have a 33.3 percent interest in FTV Communications, L.L.C. (FTV), along with Enron Broadband Services, Inc. and Williams Communications, L.L.C. FTV is considering the impact of recent bankruptcy filings, including that of Enron Corporation and Williams Communications Group, Inc., on FTV's future operating performance and structure. FTV is also evaluating the financial stability of its existing customer base, given the current operating environment in the telecommunications industry. To comply with a settlement agreement in May 2002, FTV terminated an Indefeasible Rights-of-Use (IRU) Agreement with another party, which had failed to pay recurring maintenance and colocation charges. This resulted in FTV's repossession of six fibers. We have deferred $8,400,000 on our Consolidated Balance Sheet relating to our portion of the equity earnings of FTV's repossession of the six fibers. We will continue to review the status of the repossession. FTV had no third-party debt outstanding as of June 30, 2002.

In January 2000, we signed a purchase agreement with Minnesota PCS, L.P. (MPCS) to acquire a 25 percent interest in MPCS' wireless telecommunications business. In the third quarter 2001, letters of commitment from four entities to purchase certain licenses and other assets from MPCS followed the unanimous decision of MPCS partners to offer the assets of MPCS for sale. Because the expected proceeds from the sales of MPCS' assets would not be sufficient to repay the withdrawn collateral and MPCS' loan obligations to us, we recorded a loss in 2001 of $11,700,000 related to our MPCS investment and our note receivable from MPCS. In January 2002, we advanced MPCS $250,000. We do not anticipate any additional funding requirements prior to exiting this agreement.

During the second quarter 2002, a letter of intent for the purchase of the Fargo and Grand Forks licenses expired. To date, MPCS has failed to identify any other parties interested in acquiring these licenses. Given the uncertainty of attracting a buyer for these properties, we have recorded an additional loss of $4,000,000 related to the write-down of our MPCS notes receivable. At June 30, 2002, MPCS had third-party debt of $8,100,000 and notes payable to us valued on our books at $10,100,000. We will continue to monitor the estimates and assumptions used to value this investment.

We continually review our individual ownership percentages in unconsolidated investments, our ability to exercise significant influence over our unconsolidated investments, and the financial strength of the remaining owners to determine whether we should consolidate those investments' operating results with our own. We may consolidate the operating results of other unconsolidated investments in the future if we increase our ownership interest or if current investors exit the investment due to financial difficulties or changes in business strategy. If we consolidate one or more of our investments in the future, our operating results could be significantly impacted, depending upon the financial performance of those investments.

For additional information regarding related party transactions and certain unconsolidated investments, see Consolidated Financial Statements Note 7, "Related Party Transactions," and Note 12, "Commitments," in the "Unconsolidated Investments" section.
  CONSOLIDATION OF AFT

We established American Fiber Touch, L.L.C. (AFT) with AEP Communications, L.L.C. (AEP), a subsidiary of American Electric Power, for the purpose of jointly constructing one segment of the AT&T construction project.

On March 21, 2002, AEP signed a letter expressing its intent to divest its interest and exit AFT. As of the quarter ended March 31, 2002, we assumed a controlling interest in AFT and began consolidating AFT with our continuing operations.

In July 2002, we entered into a Unit and Release Agreement with AEP, in which we acquired AEP's interest in AFT. We also entered into an IRU agreement with AEP for the exchange of 12 fibers from St. Louis, Missouri to Plano, Illinois. AEP paid AFT $1,100,000 relating to this exchange and AEP is required to make an additional payment of $190,000 in the third quarter 2002. We also entered into a separate IRU agreement with AEP for fibers from Plano, Illinois to Oakbrook, Illinois for which Touch America received $1,100,000 in July 2002. We record transactions granting fiber-use rights as operating leases and recognize revenues over the initial twenty-year term of the agreements.

Since we now own 100 percent of AFT, AFT is no longer an unconsolidated investment; and as a result, its net assets and liabilities, results of operations, and cash flows are included in our consolidated financial statements.

The consolidation of AFT had no material effect on the Consolidated Statement of Operations for the quarter and six months ended June 30, 2002. Certain categories on the Consolidated Balance Sheet were affected as follows:

  Property, plant, and equipment increased by $21,900,000;
  Unconsolidated investments decreased by $14,900,000;
  Accounts and notes receivable decreased by $6,000,000; and
  Accounts payable increased by $1,100,000.

Prior year pro-forma results of operations, assuming the consolidation of AFT had occurred as of January 1, 2001, would not have a material on the Consolidated Statement of Operations.

  EARNINGS/LOSS FROM UNCONSOLIDATED INVESTMENTS

For the six months ended June 30, 2002 and 2001, our equity losses and write-downs from unconsolidated investments totaled approximately $7,000,000 and $6,900,000, respectively. For the quarter ended June 30, 2002, we had earnings from unconsolidated investments of $437,000 and a write-down of $4,000,000. During the same period in 2001, the loss from unconsolidated investments was $3,200,000. For further information regarding equity earnings and loss from unconsolidated investments, see Consolidated Financial Statements Note 9, "Other Deductions - Net."

NOTE 5 - LONG-TERM DEBT

On November 8, 2000, we entered into a 5-Year Senior Secured Credit Facility (Credit Facility) for use in our telecommunications operations. The Credit Facility consisted of a $200,000,000 term loan and $200,000,000 revolver, both of which could be used for short- or long-term borrowing.

The outstanding balance under the Credit Facility at December 31, 2001 was $254,100,000.

On February 15, 2002, we used a portion of the proceeds from the sale of the utility operations to repay the entire $254,100,000 outstanding under the Credit Facility, which was then cancelled.

Currently we do not have any debt facilities in place.

NOTE 6 - TREASURY STOCK

As part of our mid-February 2002 corporate reorganization and sale of MPLLC, we chose to not register the $205,656,000 of treasury stock, represented by 6,616,000 shares, reflected on our Consolidated Balance Sheet at December 31, 2001. In the first quarter 2002, we reclassified the entire amount of these shares of treasury stock as a reduction of common stock. MPC had repurchased all of these shares of treasury stock in 1999 and 2000 pursuant to its Forward Equity Acquisition Transaction share-repurchase program.

In connection with our corporate reorganization, certain MPC shareholders invoked "dissenters' rights" under Montana law to receive the "fair value" of their shares in cash in exchange for their shares. At March 31, 2002, shareholders holding 35,381 shares had exercised dissenters' rights and received cash for their shares, resulting in our purchase of these shares for $196,000. These repurchased shares were retired in April 2002. Shareholders holding approximately 7,000 shares of the above 35,381 shares disagreed with our established "fair value" price, resulting in a proceeding to determine "fair value." We are unable to predict the ultimate outcome of this proceeding, but expect it will not have a material effect on our consolidated financial position, results of operations, or cash flows.

NOTE 7 - RELATED PARTY TRANSACTIONS

  RECEIVABLES AND PAYABLES

Related party receivables primarily result from either services we provide to, or payments we make on behalf of, our unconsolidated investments. Related party payables primarily result from services that we receive from our unconsolidated investments. We recognize receivables at their net realizable value.

Related party receivables and payables consisted of the following:

	June 30, 2002	December 31, 2001
	(Thousands of Dollars)
ACCOUNTS AND NOTES RECEIVABLE:
Accounts and notes receivable - MPCS	$ 10,086	$ 15,336
Accounts and notes receivable - STA	8,833	8,230
Accounts and notes receivable - TWW	3,640	4,457
Accounts and notes receivable - NCT	268	352
Accounts and notes receivable - FTV	74	60
Accounts and notes receivable - AFT	-	6,980
	$ 22,901	$ 35,415

ACCOUNTS AND NOTES PAYABLE:
Accounts payable - FTV	$ 1,163	$ 1,650
Accounts payable - NCT.	72	368
	$ 1,235	$ 2,018
  RELATED PARTY REVENUES

We receive revenue from related parties primarily from service agreements, construction, switch, long-distance, and wholesale services. For the quarters ended June 30, 2002 and 2001, revenue from our affiliated companies was approximately $4,200,000 and $4,700,000, respectively. During the six months ended June 30, 2002 and 2001, revenue from our related parties was approximately $7,800,000 and $9,200,000, respectively.

For additional information regarding unconsolidated investments, see Consolidated Financial Statements Note 4, "Unconsolidated Investments."

NOTE 8 -COMPREHENSIVE INCOME

The following table provides the components of comprehensive income:
	Six Months Ended
	June 30,
	2002	2001
	(Thousands of Dollars)

Net income (loss)	$ (41,398)	$ 50,193

Minimum pension liability adjustment	1,718	(2,008)
Foreign currency translation adjustments	-	(90)
OTHER COMPREHENSIVE LOSS	1,718	(2,098)
COMPREHENSIVE INCOME (LOSS)	$ (39,680)	$ 48,095

Comprehensive income (loss) consists of net income and other comprehensive income (loss). For the six months ended June 30, 2002, other comprehensive loss consisted of a minimum pension liability adjustment of $1,718,000, net of income taxes. For the six months ended June 30, 2001, other comprehensive loss consisted of an accumulated foreign currency translation loss of approximately $90,000 and a minimum pension liability adjustment of $2,000,000 related to our unfunded, nonqualified benefit plan for senior management, executives and directors. The minimum pension liability adjustment represents the excess of that plan's additional minimum liability over unrecognized prior service cost for the year 2000 and was recorded as a separate component of other comprehensive income (loss) in accordance with paragraphs 37 and 38 of SFAS No. 87, "Employers' Accounting for Pensions."

Comprehensive income (loss), or the addition of net income (loss) and accumulated other comprehensive income (loss) for the same periods was a loss of $39,700,000 and income of $48,100,000.

NOTE 9 - OTHER DEDUCTIONS - NET

The following table provides the components of other deductions - net:
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
	(Thousands of Dollars)

Interest income	$ (2,354)	$ (1,533)	$ (3,071)	$ (4,024)
(Earnings) loss from unconsolidated investments	(437)	3,234	3,007	6,949
Write-down of unconsolidated investments	4,000	-	4,000	-
Other	51	115	499	393
	$ 1,260	$ 1,816	$ 4,435	$ 3,318

For the quarters ended June 30, 2002 and 2001, other deductions - net increased approximately $600,000 primarily due to a loss from the write-down of notes receivable from MPCS of $4,000,000 due to the uncertainty of attracting a buyer for two licenses held by MPCS. This was offset by an increase in earnings from unconsolidated investments from a loss of $3,200,000 to earnings of $400,000. The change in earnings from unconsolidated investments mainly relates to TWW's reversal of previously accrued expenses.

For the six months ended June 30, 2002 and 2001, other deductions - net decreased by $1,100,000 due to the factors mentioned above. Interest income also decreased by $1,000,000. For more information on our unconsolidated investments, see Consolidated Financial Statements Note 4, "Unconsolidated Investments," and Note 12, "Commitments."

NOTE 10 - EARNINGS PER SHARE OF COMMON STOCK

We compute basic net income per share of common stock for each period based upon the weighted average number of common shares outstanding. In accordance with SFAS No. 128, "Earnings per Share," diluted net income per share of common stock reflects the potential dilution that would occur if securities or other contracts, mainly options to issue common stock, were exercised or converted into common stock or resulted in the issuance of common stock that shared in our earnings. As we recorded a loss for the quarters ended June 30, 2002 and 2001, 2,977,088 and 3,358,044 outstanding options were excluded from the computation for diluted earnings per share. For the six months ended June 30, 2002, 2,977,088 outstanding options were excluded as we recorded a loss for the period. For the six months ended June 30, 2001, 201,351 outstanding share options were included and 3,156,693 options were excluded. The options were excluded because the result would have been antidilutive for the periods presented.

For comparative purposes, the following table shows consolidated basic and diluted net income per share.

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Basic:
Continuing Operations	$ (0.32)	$ 0.00	$ (0.47)	$ 0.05
Cumulative effect of change in accounting principle, net of income taxes	-	-	(0.01)	-
Discontinued Operations	0.00	(0.11)	0.05	0.42
Consolidated	$ (0.32)	$ (0.11)	$ (0.43)	$ 0.47

Diluted:
Continuing Operations	$ (0.32)	$ 0.00	$ (0.47)	$ 0.04
Cumulative effect of change in accounting principle, net of income taxes	-	-	(0.01)	-
Discontinued Operations	0.00	(0.11)	0.05	0.42
Consolidated	$ (0.32)	$ (0.11)	$ (0.43)	$ 0.46

NOTE 11 - CONTINGENCIES

  QWEST COMMUNICATIONS CORPORATION

We are involved in a material dispute with Qwest Communications Corporation (Qwest) regarding a number of revenue and expense issues related to our June 30, 2000 acquisition of the wholesale, private line, long-distance, and other telecommunications services businesses in the former U S West 14-state region. The dispute involves, among other items, costs that Qwest has billed to us that we believe are invalid as well as revenue that we believe Qwest has not billed to customers or to itself on our behalf for services we have provided. We are currently involved in four separate legal actions in three separate forums relating to our disputes with Qwest.

On August 8, 2001, Qwest initiated an arbitration proceeding against us seeking damages that Qwest claims to have incurred resulting from two agreements entered into with us as a result of the June 30, 2000 acquisition. The Qwest demand for arbitration indicates Qwest is seeking an amount in excess of $47,000,000.

We have answered and counterclaimed in the arbitration proceeding and have denied owing Qwest any sums at all. We have counterclaimed against Qwest, seeking to recover: (i) all unpaid and past due amounts owed by Qwest to us under our Bilateral Wholesale Agreement (BWA) and Transition Services Agreement (TSA), with allowable interest, which aggregate amount we believe exceeds $75,000,000; (ii) any good faith partial payments made by Touch America of disputed amounts under the BWA are in excess of the amounts actually owed to Qwest; (iii) all amounts due to us resulting from Qwest's failure to properly bill our customers and/or properly remit revenues from Touch America customers to Touch America; (iv) all amounts due and owing to Touch America resulting from Qwest's failure to properly remit revenues for the circuits transferred to Touch America; (v) all amounts due and owing to Touch America resulting from Qwest's failure to collect and/or properly remit revenues to Touch America under the parties' Global Service Provider Agreement; (vi) all amounts due and owing under the parties' Lit IRU Agreement; and (vii) all amounts due and unpaid under the BWA or the TSA as of the date the arbitrator renders an award. We are also seeking a declaration of the parties' rights under the BWA and TSA. The amounts Touch America believes Qwest owes to Touch America in (i) through (vii) above exceeds by a substantial amount the $47,000,000 claimed by Qwest. The arbitration claims are set for hearing in October 2002.

On August 10, 2001, Qwest also filed a lawsuit in Denver County, Colorado District Court. This lawsuit addresses claims not covered by the Qwest demand for arbitration and, in it, Qwest is seeking unspecified damages to be determined at trial. On August 27, 2001, Touch America moved the Colorado State Court action to the United States District Court for the District of Colorado. On September 7, 2001, Touch America filed an answer to Qwest's complaint generally denying Qwest's accusations and filed a counterclaim against Qwest. The amount of damages Touch America is seeking from Qwest has not yet been quantified, but we expect it to be substantial.

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

We are unable to predict the ultimate outcome of these matters or how the outcomes may affect our consolidated financial position, results of operations, or cash flows. Due to a significant lack of information provided by Qwest relating to both revenues and expenses, it is difficult for us to determine with certainty the amounts we owe to Qwest or Qwest owes to us. Qwest has billed us approximately $135,000,000, which we have disputed and have not recognized as an expense on our Consolidated Statement of Operations. We have invoiced Qwest for revenues that it also has disputed. Qwest has offset its payment of the receivable with amounts it is owed by Touch America. As of June 30, 2002, we estimate that Qwest owes us at least $90,000,000.

  SHAREHOLDERS' LAWSUITS

The Montana Power Company

On August 16, 2001, eight individuals filed a lawsuit in Montana Second Judicial District Court, Silver Bow County, naming MPC, eleven members of MPC's Board of Directors, three officers of both Touch America and MPC, and PPL Montana as defendants. On September 14, 2001, the complaint was amended to add one other current officer of Touch America, one other officer of MPC, and MPC's investment banking consultant as additional defendants. Since September 2001, other amendments of the complaint have occurred, but they are not substantive.

In their complaint, the plaintiffs alleged that MPC and its directors and officers had a legal obligation and a fiduciary duty to obtain shareholder approval before the sale of its former electric generation assets to PPL Montana. The plaintiffs further alleged that because MPC shareholders were not allowed to vote, the sale of the generation assets is void and PPL Montana is holding these assets in constructive trust for the former MPC shareholders. Alternatively, the plaintiffs alleged that MPC shareholders should have been allowed to vote on the sale of the generation assets and, if an appropriate majority vote was obtained in favor of the sale, the shareholders should have been given dissenters' rights. The plaintiffs also make various claims of breaches of duty and negligence against the MPC Board of Directors, and the individual officers and the other named defendants.

The plaintiffs had sought court approval to proceed with this suit as a class action. All defendants had opposed the plaintiffs' request to proceed with this suit as a class action. On August 1, 2002, the state District Court granted class certification to the plaintiffs and denied MPC's and the other defendants' motions to dismiss the complaint.

Touch America is not a defendant, although the plaintiffs have moved to amend the complaint to include Touch America. It is our position that because of the merger between MPC and MPLLC, in which the obligations of MPC vested in MPLLC by operation of law and the merger documents, as long as MPC remains a defendant in the case, both potential liability and insurance coverage for the case remain with MPLLC. However, recently NorthWestern/MPLLC has provided us with notices requesting that we indemnify it for liabilities relating to this suit.

We believe that MPC and its directors and officers, and Touch America's officers, have fully complied with their statutory and fiduciary duties. Accordingly, we are defending the suit vigorously. We cannot predict the ultimate outcome of this matter or how it may affect our consolidated financial position, results of operations, or cash flows.

Touch America and Robert P. Gannon Individually

On June 11, 2002, a complaint was filed in the United States District Court for the District of Montana against Touch America Holdings, Inc. and Robert P. Gannon, individually. The plaintiff in the first complaint alleges that defendants violated securities laws - specifically, the antifraud provisions of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The defendants were served in July 2002 and have entered into a stipulation providing that no responsive pleadings are due until forty-five days after the later to occur of: (i) the appointment of a lead plaintiff by the Court; and (ii) the filing and service by such lead plaintiff of an Amended Consolidated Complaint.

On July 11, 2002, July 17, 2002, and August 5, 2002, complaints were filed in the United States District Court for the District of Montana against Touch America Holdings, Inc. and Robert P. Gannon, individually. These complaints contain essentially the same substantive allegations as the first complaint.

We believe that we have fully complied with relevant statutory and fiduciary duties. Accordingly, we will defend the above lawsuits vigorously. We cannot predict the ultimate outcome of these matters or how they may affect our consolidated financial position, results of operations, or cash flows.

Executive Officers and Members of the Board of Directors

On August 8, 2002, three shareholders filed a complaint for legal and equitable relief in the Montana Second Judicial District Court, Silver Bow County. The named defendants are four executive officers of Touch America Holdings, Inc.: Messrs. Gannon, Pederson, Meldahl, and Zimmerman. Also named as defendants were members of our Board of Directors: Ms. Tucker Hart Adams, Mr. Thomas Ashburn, Mr. Alan F. Cain, Mr. R.D. Corette, Ms. Kay Foster, Mr. John R. Jester, Mr. Carl Lehrkind III, Ms. Deborah D. McWhinney, and Mr. Noble E. Vosburg. Touch America Holdings, Inc. was named as a nominal defendant.

The plaintiffs seek to impose a constructive trust on, and obtain, $5,400,000 recently paid by the Company to Messrs. Gannon, Pederson, Meldahl, and Zimmerman pursuant to buyouts of these executives' Change in Control Agreements. In addition, the plaintiffs seek to move our Annual Meeting of Shareholders, currently scheduled for September 24, 2002, from Minneapolis, Minnesota to Butte, Montana.

We believe that the officers and the members of the Board of Directors have fully complied with the law and their fiduciary duties. Accordingly, we will defend the above lawsuits vigorously. At this early stage, however, we cannot predict the ultimate outcome of these matters or how they may affect our consolidated financial position, results of operations, or cash flows.

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

For more information on STA, see Consolidated Financial Statements Note 12, "Commitments," in the "Unconsolidated Investments" section.

  TCA BUILDING COMPANY

Our subsidiary, Entech, Inc. (Entech) and its former subsidiary, Northwestern Resources (NWR), were defendants in litigation initiated by TCA Building Company (TCA) in 1995 in the 261st Judicial District Court in Travis County, Texas. TCA alleged that Entech and NWR breached obligations to assist it in mining its property, that alleged promises underlying these obligations were tainted by fraud, and that Entech and NWR wrongfully interfered with a contract and a business opportunity for TCA to sell lignite. TCA alleged that its damages, in addition to unspecified exemplary damages, were between $8,000,000 and $13,500,000. NWR asserted counterclaims that would substantially reduce these alleged amounts.

The Texas District Court granted motions filed by Entech and NWR for summary judgment on all of TCA's claims, and TCA appealed. On March 28, 2002, the Court of Appeals affirmed the summary judgment against TCA on all causes of action. TCA did not appeal this ruling to the Texas Supreme Court, and, therefore, the Court of Appeals' decision in favor of Entech and NWR is final and binding.

  SALE OF MPLLC/UTILITY BUSINESS - INDEMNITY OBLIGATIONS

Pursuant to the provisions of the September 29, 2000 Unit Purchase Agreement with NorthWestern, we have agreed to indemnify NorthWestern, or MPLLC under NorthWestern ownership, for certain adverse consequences which may arise following the sale. Such indemnity obligations are summarized below, but the specific obligations are set forth in, and subject to, the applicable provisions of the Unit Purchase Agreement. We have no obligation to indemnify NorthWestern/MPLLC for matters other than those set forth in the Unit Purchase Agreement. Therefore, except for such specified indemnity provisions, obligations of MPC are not our obligations but are the obligations of MPLLC.

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
  Touch America's business - any aspect of the business of Touch America Holdings, Inc., excluding the business of MPLLC and its subsidiaries, which NorthWestern purchased;
  PPL Montana claim - a claim from PPL Montana in the amount of approximately $3,900,000 relating to issues under an electric supply agreement between PPL Montana and MPC;
  Environmental - certain environmental losses as specified in the Unit Purchase Agreement. The obligations of MPLLC to indemnify PPL Montana for environmental matters under the terms of the October 31, 1998 Asset Purchase Agreement could, in turn, be claimed by MPLLC as subject to our indemnity obligation to MPLLC under the Unit Purchase Agreement. However, the indemnity obligation is subject to the following conditions: (i) it will not apply until the total amount of the environmental losses exceed $50,000,000; (ii) we would be liable for the next $25,000,000 of environmental losses; (iii) we would also be liable for 50 percent of all environmental losses in excess of $75,000,000 in the aggregate; and (iv) there is an indemnity "cap" of $100,000,000. This obligation continues for 5 years through February 15, 2007; and
  Specific Litigation - specific litigation and claims listed in a schedule to the Unit Purchase Agreement. Eight specific matters (cases) are listed on the schedule, five of which have been settled since the Unit Purchase Agreement was executed, resulting in three active cases to which the indemnity obligation is applicable. In two of those cases, the trial court ruled in favor of Montana Power Company/NorthWestern Energy/Montana Power LLC. The Plaintiffs in those cases have appealed to the Montana Supreme Court.

By letters dated July 22, 2002 and July 31, 2002, NorthWestern/MPLLC provided us with notices asserting indemnity claims on a variety of matters, including the shareholders' lawsuit against MPC discussed earlier. Because many of the matters do not provide the amount claimed, the total amount at issue is not set forth in the notices. We are in the process of reviewing these notices, and will respond to NorthWestern/MPLLC pursuant to the terms of the Unit Purchase Agreement. We intend to dispute substantially all the claims and our response will be based on the applicable terms of the Unit Purchase Agreement.

We are unable to predict the ultimate outcome of these various indemnity obligations, or how these matters may affect our consolidated financial position, results of operations, or cash flows.

  SALE OF COAL OPERATIONS

On April 30, 2001, MPC sold its coal operations to Westmoreland, which disputed our proposed post-closing adjustments that would have required Westmoreland to make an additional payment to us of $9,003,000. Westmoreland submitted proposed post-closing adjustments, which would have required us to make a payment to Westmoreland of approximately $31,000,000. Westmoreland subsequently filed, on October 29, 2001, a claim for indemnity under the September 15, 2000 Stock Purchase Agreement between Westmoreland and Entech, which reflects the above-adjustments claim of $31,000,000. On November 21, 2001, we responded to the indemnity claim and disputed all claims. On November 26, 2001, Westmoreland filed a petition in State Court in New York asserting that the matters in dispute should be resolved under the arbitration process for post-closing adjustments provided for in the Stock Purchase Agreement. On January 18, 2002, the New York state trial court entered an order granting Westmoreland's petition. Entech appealed the order, and on July 2, 2002 the New York intermediate appellate court issued a decision affirming the trial court's decision. On August 8, 2002, we filed a motion to appeal the decision to the final appellate court in New York, the Court of Appeals. Both parties have agreed upon an independent accounting firm that will serve as the arbitrator to resolve the parties' disputes over the post-closing adjustments. The parties are working on the arbitration process, although the actual proceedings before the arbitrator have not yet begun, and will not begin until other pending motions before the New York court are resolved. We are currently unable to predict the outcome of this dispute or how it may affect our consolidated financial position, results of operations, or cash flows.

With respect to income taxes, because we file a consolidated federal income tax return, we agreed to accept liability for the coal operations' income taxes for periods ending prior to or on the closing date of the sale of those operations.

  SALE OF CONTINENTAL ENERGY

On February 21, 2001, MPC sold Continental Energy Services (Continental Energy), the independent power production business, to CES Acquisition Corp. We have agreed, because we file a consolidated federal income tax return, to accept liability for the income taxes of Continental Energy and its subsidiaries for periods ending prior to or on the closing of the sale of that business.

  SALE OF OIL AND NATURAL GAS OPERATIONS

On October 31, 2000, MPC sold its oil and natural gas operations to PanCanadian Petroleum Limited and PanCanadian Energy, Inc. On October 30, 2001, the purchasers provided MPC with a notice asserting claims of approximately $10,000,000 pertaining to the pre-closing environmental liabilities. The claims were asserted under the terms of the Stock and Asset Purchase Agreement between the purchasers and Entech. The asserted claims are broadly stated, alleging facts Entech's representatives have not established through investigation. Entech has disputed all of the claims, and Entech's response also advised the purchasers that the notice was not valid under the terms of the Stock and Asset Purchase Agreement because the notice did not provide information required to state a proper claim. No action has occurred on this claim since December 2001. We cannot predict the outcome of this matter or how it may affect our consolidated position, financial results of operations, or cash flows.

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

  EFFECTS OF CUSTOMER BANKRUPTCY

We have two contracts with a large customer pursuant to which we provide this customer with telecommunications services. This customer filed for protection under Chapter 11 of the Bankruptcy Code in July 2002.

As discussed below, one of these contracts generate significant amounts of revenue. In 1999, the customer prepaid for a portion of the services provided under this contract. We are obligated to provide these services for a remaining term of approximately 8 years. We are recognizing the unamortized prepaid amount received for these services, $182,500,000, in revenues over the term of the contract. Other services that we provide to this customer under this contract generate approximately $1,300,000 in cash revenues per month. The pricing for these services, which we are obligated to provide for a remaining term of approximately 30 months, is above current market rates. In August 2002, we received payment from our customer for post-bankruptcy services provided pursuant to this contract. The prepetition accounts receivable from this customer was approximately $1,400,000.

We are unable to predict whether this contract will be affirmed, assigned, or rejected in the bankruptcy proceedings. However, should the customer reject this contract - or successfully negotiate an amendment that contains lower pricing - it could have a material adverse effect on our consolidated financial position, results of operations, and cash flows.

  MISCELLANEOUS

We and our subsidiaries are parties to various other legal claims, actions, and complaints arising in the ordinary course of business. We do not expect the conclusion of any of these matters to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

NOTE 12 - COMMITMENTS

  AT&T CONSTRUCTION PROJECT

In October 1999, we entered into a contract to construct a high-speed, fiber optic network for AT&T. The contract allows us to install our own fiber optic network at the same time and along the same routes we are constructing for AT&T. The network will span more than 4,300 miles and will cover 6 different routes in the West, Pacific Northwest, Northern Rocky Mountains, and Midwest. The contract contains capped performance incentives and penalties to encourage completion of the project by the targeted dates. We estimate the cost of the project at $681,000,000, of which a total of $448,400,000 was expended in 2000 and 2001, with $115,500,000 expended during the six months ending June 30, 2002. An additional $117,000,000 is budgeted for the remainder of the project, which is expected to be complete in early 2003. The increase of approximately $81,000,000 in the total project cost from the estimate provided in our March 31, 2002 Quarterly Report on Form 10-Q is primarily the result of a settlement with Williams Communications, increased right-of-way costs, and the exit of SPC and AEP from two joint ventures discussed below. AT&T has reimbursed us for $96,000,000 of the construction costs, and we expect to receive an additional $102,000,000 during 2002 and 2003. These reimbursements do not include AT&T's cost for fiber optic cable or lighting of the network.

  BACK OFFICE SYSTEM INSTALLATION

Siemens Carrier Networks, L.L.C.

In February 2001, we contracted with Siemens Carrier Networks, L.L.C. to install, implement and maintain Touch America Business Solutions (TABS). TABS is our new provisioning, order entry, and billing system. We spent $11,900,000 in 2001 and $6,500,000 for the six months ended June 30, 2002 to install and maintain TABS. We expect to pay an additional $5,000,000 during the remainder of 2002 for installation and maintenance of TABS.

  UNCONSOLIDATED INVESTMENTS

We have entered into various strategic alliances to expand our network and increase our revenues. In accordance with the agreements governing these relationships, we are committed to contribute capital at various times. For further information regarding these unconsolidated investments, see Consolidated Financial Statements Note 4, "Unconsolidated Investments."

TW Wireless, L.L.C.

We own a 49.9 percent interest in TWW, a joint venture with Qwest Wireless, to provide wireless telecommunications service in an eight-state region of the Pacific Northwest and Upper Midwest. Both companies contributed Personal Communications Services (PCS) licenses to the venture. At June 30, 2002, we had contributed approximately $45,800,000 toward the cost of the wireless infrastructure and we contributed another $7,000,000 in July 2002.

In July 2002, we began the process of withdrawing from TWW. Pursuant to the requirements of the limited liability company agreement, Qwest Wireless must acquire our interest in the joint venture for 90 percent of the fair market value of the interest within 180 days of our Notice of Voluntary Termination. We are presently unable to predict the ultimate resolution of this fair market value determination process.

Sierra Touch America, L.L.C.

In May 2000, we formed STA, a 50-50 joint venture with SPC, a subsidiary of Sierra Pacific Resources, to construct a 750-mile segment between Sacramento and Salt Lake City as a part of our AT&T construction project. STA is constructing this route and expects to complete it in the fourth quarter of 2002 at an estimated cost of $189,000,000. Upon completion, we will own 4 of the 8 conduits of the network and will transfer 3 to AT&T and exchange another with a third party. STA will retain ownership of the remaining 4 conduits. To date, we have contributed approximately $35,900,000 to the joint venture and have paid approximately $64,400,000 toward the purchase of the 4 conduits. SPC is currently in arrears on $24,000,000 of capital contributions. The terms of the joint venture agreement give STA a partial interest in the metropolitan fiber networks that Sierra Pacific Communications operates in Reno and Las Vegas.

In July 2002, SPC expressed intention to redeem its existing interest and enter into an asset purchase agreement with STA. We do not expect any consolidation of the operating results of STA with our continuing operations to have a material effect on the Consolidated Statement of Operations.

Minnesota PCS, L.P.

In January 2000, we signed a purchase agreement with MPCS to acquire a 25 percent interest in MPCS' wireless telecommunications business, which owns PCS licenses in North Dakota, South Dakota, Minnesota, and Wisconsin. In accordance with the agreement, we made an initial equity investment of $2,700,000 in MPCS. In 2000, we loaned MPCS a total of $12,000,000 in interest-bearing notes, payable on October 1, 2002. In 2000 and 2001, we advanced MPCS $9,000,000 for network construction and operating costs. We also guaranteed the payment of $7,420,000 of a note made by the Rural Telephone Finance Corporation (RTFC) to MPCS. This guarantee was in the form of a cash collateral account.

On July 31, 2001, MPCS defaulted on its note with RTFC. Consequently, RTFC called all outstanding guarantees and, in September 2001, withdrew $7,420,000 from our collateral account. Following the unanimous decision of MPCS partners to offer the assets of MPCS for sale, MPCS received, in the third quarter 2001, letters of commitment from four entities to purchase certain licenses and other assets from MPCS. Because the expected proceeds from the sales of MPCS' assets would not be sufficient to repay the withdrawn collateral and MPCS' loan obligations to us, we recorded a loss in 2001 of $11,700,000 related to our MPCS investment and the note receivable from MPCS. In January 2002, we advanced $250,000 to MPCS. We do not anticipate any additional funding requirements prior to exiting this investment.

During the second quarter 2002, a letter of intent for the purchase of the Fargo and Grand Forks licenses expired. To date, MPCS has failed to identify any other parties interested in acquiring these licenses. Given the uncertainty of attracting a buyer for these properties, we have recorded a loss of $4,000,000 from the write-down of notes receivable from MPCS.

  OTHER

American Fiber Touch, L.L.C.

In January 2000, we formed AFT, a 50-50 joint venture with AEP, a subsidiary of American Electric Power, to connect national and regional fiber optic networks between Plano, Illinois and St. Louis, Missouri as part of our AT&T construction project. We expect this network will make up 296 miles of the 4,300-mile fiber optic network discussed above.

During July 2002, we entered into a Unit and Release Agreement with AEP in which we acquired AEP's interest. An IRU agreement was also entered into with AEP by which we acquired an additional 12 fibers from St. Louis, Missouri to Plano, Illinois.

We expect to complete construction of this route in the fourth quarter 2002 at an estimated total cost of $43,500,000. At June 30, 2002, we had contributed approximately $30,200,000 for construction costs, and we plan to contribute another $1,200,000 during the remainder of 2002. AEP also contributed $12,100,000.

For additional information regarding certain unconsolidated investments, see Consolidated Financial Statements Note 4, "Unconsolidated Investments."

Capital Lease

In January 2000, we entered into a Reciprocal IRU Lease and Exchange Option Agreement with PF.Net Construction Corp. (PF.Net), a subsidiary company of Velocita Corp. This agreement is a 20-year IRU lease with an option to exchange the leased property at a future date. Under the agreement, we will lease approximately 5,900 route miles from PF.Net and PF.Net will lease approximately 4,400 miles of fiber from us. Prior to commencement of the lease, we will prepay $48,500,000 for the difference in route miles. The prepayment will be amortized to expense over the 20-year lease term. As of June 30, 2002, we have paid PF.Net approximately $29,100,000, and we have received rights to approximately 2,500 miles of completed network. The balance is expected to be paid in the remainder of 2002 and the first six months of 2003 as PF.Net completes additional links.

NOTE 13 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 eliminates amortization of goodwill and other indefinite-lived intangibles. These assets will now be assessed at least annually for impairment using a fair value based test. We have also evaluated the useful lives assigned to our intangible assets. Any intangible asset with a finite life will continue to be amortized over that life. The amortization provisions of SFAS No. 142 apply to goodwill and other intangibles subsequent to their acquisition. We adopted the provisions of SFAS No. 142 in the first quarter 2002. In connection with the adoption of SFAS No. 142, we have reclassified approximately $2,200,000 of our intangible assets to goodwill as of the beginning of this fiscal year. We expect that we will no longer record approximately $600,000 of amortization relating to the existing goodwill and indefinite-lived intangibles annually, as adjusted for the above reclassifications.

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. We completed this first step of the goodwill impairment test during the second quarter 2002. The second step of the goodwill impairment test, which measures the amount of any impairment loss (measured as of the beginning of the year of adoption), must be completed by the end of our fiscal year. Intangible assets deemed to have indefinite lives will be tested for impairment using a one-step process, which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year. Under the provisions of SFAS No. 142, we tested the goodwill for impairment by comparing the fair value of the goodwill to its carrying amount, and determined that the goodwill was impaired. We wrote off the net book value of goodwill and recorded the transitional impairment loss as a cumulative effect of a change in accounting principle, effective January 1, 2002. The impairment loss, net of income taxes, was approximately $1,400,000. The result was a decrease to basic and diluted earnings per share of $0.01 for the quarter ended March 31,2002 and six months ended June 30, 2002.

In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS No. 121. We adopted the provisions of SFAS No. 144 in the first quarter 2002. Adoption of this pronouncement did not have a material impact on our financial position, results of operations, or cash flows.) Given the challenges discussed in our MD&A along with various events that occurred during the second quarter, we believed that a thorough SFAS No. 144 analysis for impairment of our network assets was warranted. We have completed this analysis, and we have determined that no impairment currently exists. As this analysis incorporates various judgments and estimates made by management, changes in circumstances could cause us to reevaluate our assessment in the future.

In April 2002, FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS No. 145, which updates, clarifies, and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. We are required to adopt the provisions of SFAS No. 145 effective January 1, 2003. We have not yet assessed the potential impact of SFAS No. 145 on our financial position, results of operations, or cash flows.

In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which replaces Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities, such as lease termination costs and certain employee severance costs, when they are incurred rather than at the date of a commitment to an exit or disposal plan. The principal effect of applying SFAS No. 146 will be on the timing of recognition of costs associated with exit or disposal activities. We will apply SFAS No. 146 to exit or disposal activities initiated after December 31, 2002.

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

  The ability to effectively manage our cash position;
  Successful resolution of our back office/billing system problems;
  National, regional, and local economic conditions;
  Competitive factors and the effects of restructuring, including filings for bankruptcy protection, in the telecommunications industry;
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
  Technological developments;
  Interest rates; and
  Changes in accounting principles, the application of such principles, or changes in the outcome of future events from our assumed outcome included in our significant accounting policies.

CHALLENGES FACING THE TELECOMMUNICATIONS INDUSTRY AND OUR COMPANY

In the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K for the year ended December 31, 2001, we addressed risks facing our Company and the industry in which we operate in a section entitled "Challenges Facing the Telecommunications Business and Our Company." Since filing our Form 10-K, we have experienced material losses from operations and continue to face significant challenges, including industry challenges and those that are specific to our Company. We have updated below our material risks. Additional discussions of the challenges we face are included under other headings in this section of our Form 10-Q. While our inability to meet some of the challenges below would not necessarily have a material adverse impact on our financial condition, our financial viability does depend on our ability to achieve profitability. We currently have approximately $80,000,000 of cash to fund operations and other expenditures. If we are unable to achieve profitability, we will need to seek outside financing to fund our operations, and we cannot assure that financing from banks, the capital markets or other sources will be available to us on acceptable terms. We therefore need to achieve profitability or have access to funds from internal sources or from outside sources, or our financial condition and results of operations will be materially adversely impacted.

Current Economic Conditions Affect the Financial Position of Telecommunications Services Providers, Including Our Company

The duration and extent of the current U.S. economic downturn directly affects the telecommunications industry in which we operate, decreasing demand for products and services and diminishing the financial stability of some of our customers. The economic downturn has especially impacted the sector of the telecommunications industry in which we operate, which relies upon selling fiber optic capacity. Service providers, including ourselves, face significant financial challenges resulting directly from lower prices for products and services and increased difficulty in collecting revenue from customers. As a result of these factors and others, a number of fiber optic network companies have filed for bankruptcy protection, while others are exploring restructuring options.

Intense Competition Exists among Telecommunications Services Providers

The current economic slowdown, and significantly lower-than-expected demand for fiber optic network capacity and related services, have resulted in intense price competition among us and our competitors. Price competition affects sales as well as profitability. We expect to continue to experience intense price competition due to these conditions.

Apart from price competition, telecommunications service providers compete on the basis of network availability, service quality and reliability, customer service, and location. Also, customer perception of the quality and terms offered by competing providers is important, as is a competitor's relative financial strength.

Additionally, we expect to continue to face competition from providers who may have greater resources than we do in some areas. Certain of our competitors have advantages such as greater name recognition and greater financial and other resources.

Traffic Volume on Our Network Must Increase and Our Expenses Must Decrease for Us to Generate Positive Cash Flow

We must substantially increase the volume of data and dedicated private line services on our network, and decrease our expenses, to realize a positive cash flow and be profitable. To do this, we will need to continue to develop commitments with new customers, as well as increase commitments from our current customers. We will also need to successfully cut our overall costs while still providing a means whereby our revenues can increase. If we are unable to timely increase the data and dedicated private line traffic on our network, and to decrease our overall costs in a timely manner, our ability to achieve profitability will be materially adversely affected.

We May Be Required to Make Payments That Require Funds We Otherwise Need for Our Ongoing Operations

Until we can achieve a positive cash flow, we continue to rely on our cash reserves to fund our ongoing operations. If we are required to make a payment in connection with litigation or other claims, including indemnity claims relating to the sale of our non-telecommunications businesses, the payment of such an obligation could materially adversely affect our ability to continue funding our operations and other commitments. For example, we are currently involved in an arbitration relating to a dispute with Westmoreland regarding certain post-closing adjustments, as described in Consolidated Financial Statements Note 11, "Contingencies." If this arbitration were decided adversely, we would be required to make a payment that would diminish our cash reserves and make less reserves available to fund our operations and other expenses.

We Do Not Have a Credit Facility in Place to Provide Future Liquidity Should We Need It

We currently have no outstanding short- or long-term debt and no line of credit or credit facility in place to provide future liquidity should we need it. Absent a credit facility, we must rely on our available cash to fund our business operations. We are not able to predict whether we will be able to secure financing on terms we believe are reasonable should we need financing in the future.

Qwest Dispute Resolution is Complex and Results Could Be Unsatisfactory

As described in the Consolidated Financial Statements Note 11, "Contingencies," we are disputing a number of complex and important matters with Qwest, including Qwest's failure to allow us to obtain the economic benefits of our June 2000 acquisition from Qwest of numerous customers, facilities, and service contracts. These disputes are subject to separate proceedings before an arbitrator, the FCC, and a federal court. While we believe we are correct in our allegations and defenses relating to these disputes, we cannot predict their ultimate outcome.

Qwest remains our largest customer. In addition to what we believe Qwest owes us for past services we have provided, we also believe Qwest owes us additional amounts for services we provide to it on an ongoing basis. If we do not receive full and timely payment for the services we provide to Qwest, our cash flow from operations will continue to be adversely affected.

In addition, Qwest continues to reduce the overall level of services it purchases from us, which continues to adversely affect our revenues. We believe we have mitigated some adverse consequences by becoming less dependent on Qwest-provided systems and networks and by year-end 2002, we expect to migrate all traffic that can physically be migrated from Qwest's network to our own network or the networks of other providers. If Qwest continues to reduce the services it purchases from us, our revenue will be further adversely affected.

Our TABS System May Not Permit Us to Properly Realize All of Our Revenue for Past Services We Have Provided

In February 2002, we began to utilize our new TABS system, a provisioning, order entry, and billing system. During the period from February to May 2002, the TABS system did not properly rate and attribute to customers a significant amount of sales. As a result, during the second quarter we recorded an adjustment of $10,300,000 to our unbilled revenue accrual mostly relating to customer accounts that we transitioned from Qwest's billing system which was not properly recorded by our TABS system. While we will continue to seek to bill these minutes, with the passage of time, the collection of these amounts becomes less likely. We do not expect unbilled revenue to continue to be a material performance issue, because TABS has to date performed well for customers we have acquired post-acquisition and for a substantial number of Qwest-acquired customers for whom data properly migrated from Qwest's systems to TABS.

Some of Our Creditors May Not Be Able to Pay Us Because They Are or May Become Bankrupt or Otherwise Unable to Pay

A portion of our revenue is derived from service contracts with other fiber optic network and related service providers. Given the current economic environment and challenges facing our industry, a number of these providers has recently declared bankruptcy or are facing other serious financial challenges. This sector-wide phenomenon may affect our ability to receive payment for monies due us and could materially adversely affect the cash flow from operations we are able to realize.

We May Be Delisted by the NYSE

In the event that we fail to meet any of the continued listing requirements of the New York Stock Exchange (NYSE), our stock may become subject to delisting at the option of the NYSE. Among other requirements, the NYSE requires that we maintain: (a) total market capitalization of at least $50 million over any 30 trading-day period and stockholders' equity of at least $50 million, and (b) a share price of not less than $1.00 over any 30 trading-day period. At the close of business on August 12, 2002, our total market capitalization was approximately $59,000,000. As of such date, the average closing price of our common stock on the NYSE had been below $1.00 for 9 consecutive trading days. We have not been formally notified by the NYSE that we have failed to meet its continued listing requirements nor that we are being considered for delisting at this time. We cannot provide assurance, however, that our common stock will in the future meet NYSE listing requirements, including but not limited to, the above requirements. If we do not meet NYSE's listing requirements, the NYSE may commence proceedings to delist our common stock. If our common stock were delisted, our shares would become significantly less liquid, more difficult to dispose of, and would be less-readily quoted. Additionally, depending on several factors including, among others, the future market price of our common stock, our shares could also become subject to the so-called "penny stock" rules that impose additional sales practice and market-making requirements on broker-dealers who sell and/or make a market in such securities, potentially further negatively affecting the ability to purchase or sell our shares.

Network Service Provisioning and Delivery Delay Will Adversely Affect Our Operations

Like all telecommunications service providers, we sometimes experience delays in provisioning and delivering network services. This can be caused by a delay in obtaining capacity from other providers, inadequate local connectivity, delayed receipt of equipment from vendors, and inefficient operating systems and controls. Provisioning and delivery delay adversely impacts revenue collection and customer perception of our service quality. Because all telecommunications service providers' networks must rely on other carriers, some service delivery delays will continue to be part of the telecommunications business, for the foreseeable future. While we cannot guarantee our systems will meet our provisioning and service delivery goals, we are striving to distinguish our service delivery through the integrated order entry, provisioning and billing features of TABS. We believe TABS will allow us to shorten the time taken between the closing sales, entering of orders, and provisioning of circuits.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements is based on our critical accounting policies. These policies have the potential to have a significant impact on our financial statements, either because of the significance of the financial statement item to which they relate or because they require the use of estimates and judgments, the results of which could differ from actual results. Areas where significant judgments are made include, but are not limited to, the critical accounting policies discussed below. For a detailed discussion on the application of these and other accounting policies, see Consolidated Financial Statements Note 1, "Summary of Significant Accounting Policies," in the Annual Report on Form 10-K for the year ended December 31, 2001. Critical accounting policies include, but are not limited to, the following:

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
    Impairment of long-lived assets and other intangibles - Property and equipment, definite-lived intangibles and certain other long-lived assets are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Effective January 1, 2002, we adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 applies to all long-lived assets including discontinued operations. SFAS No. 144 requires us to periodically review long-lived assets and other intangibles for impairment. Long-lived assets and other intangibles that we are "more likely than not" to sell or otherwise dispose of before the end of the asset's previously estimated useful life must be reviewed for impairment. Management's judgments regarding the existence of impairment indicators and the determination of assets that may be sold or otherwise disposed are based on legal factors, market conditions and the operational performance of our long-lived assets, other intangibles, and reporting segments.
    Qwest Dispute - We record revenues, expenses, accounts receivable and accounts payable associated with the Qwest dispute based on what we believe are reasonable and supportable estimates and assumptions. We continually review these assumptions and adjust them as we see necessary. We are unable to predict the ultimate outcome of our dispute with Qwest, and our estimates may differ from actual results.
    Allowance for Doubtful Accounts and Sales Credits - We evaluate and maintain allowances for doubtful accounts and sales credits. Periodically, we perform a formal analysis of our allowances to determine whether they accurately reflect our best estimates of customer account balances that will not be collected. Our analysis considers current customer balances, the composition of our customer base, recent economic conditions, historical collection results, bankruptcy filings, and other factors. We continually monitor bankruptcy proceedings to assess the potential impact on our allowance for doubtful accounts. Our analysis requires us to make subjective judgments, based upon what we believe are reasonable and supportable assumptions, of those customer balances that will not be collected. Depending upon our actual collection results, our allowances for doubtful accounts and sales credits might not be sufficient to adequately provide for uncollectible customer balances, requiring us to increase our allowance in future periods.

STRATEGY AND OUTLOOK

Our objectives are to complete the construction of our fiber optic network and become a profitable, nationally recognized provider of telecommunications transport services. To achieve our objectives, we seek to provide excellent customer service, increase our customer base, target product lines with higher margins, and reduce network costs.

In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, we stated our belief that our strategy, together with more favorable economic conditions, would allow us to improve our profitability and prospects. We continue to believe that a number of factors should allow us to meet our objectives and effectively compete. These factors include the quality and scale of our network, the experience and diversity of our employees, and our current and expanding product base. In addition, once we resolve certain issues, we believe that the ability of our back office systems to integrate order entry, provisioning and billing functions, will help us to achieve our objectives.

However, industry-wide challenges and our own difficulty in executing our business plan continue to materially adversely affect our ability to achieve the results we seek. As a result, we now expect that for the remainder of 2002, our voice revenues will continue to decline and that our private line and data product revenues will increase only slightly compared to the first six months of the year. Voice revenue has declined as wholesale and reseller voice customers have left our system for lower prices and for billing services we have not delivered them. While adjustments made in the second quarter 2002 have impacted revenue from our private line and data products, our sales have strengthened for these products. Increases in sales of these products, however, will not meet our original expectations. Additionally, we believe our efforts will substantially improve TABS performance for customers we acquired from Qwest. In addition, we are seeking to improve our order entry and provisioning functions. Currently, we are not experiencing TABS-related order entry, provisioning or billing problems for new customers.

Further, we expect our expenses during the second half of 2002 to continue to decrease, as they did during the first half. However, we do not expect our expenses to decrease enough to produce positive net income from operations, excluding depreciation, in the third or fourth quarters of 2002. Expenditures required to continue to improve the performance of our TABS system and to obtain required offnet facilities slow our ability to realize cost savings. However, we expect our continuing effort to reduce expenses, such as disconnecting offnet circuits, renegotiating terms with offnet vendors, and installing least-cost routing tables in our switches, will reduce costs.

We expect results of operations to improve in the second half of 2002, but, for the reasons stated above, we do not expect the level of improvement we earlier anticipated. For further discussion of the reasons for our lower expectations, refer to "Challenges Facing the Telecommunications Business and Our Company."

RESULTS OF OPERATIONS

The following discussion describes significant events or trends that have had an effect on our operations or which we expect to have an effect on our future operating results.

FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001

  EARNINGS PER SHARE - BASIC

Touch America Holdings, Inc. reported a consolidated basic net loss of $0.32 per share in the second quarter 2002 as compared with the second quarter 2001 consolidated basic net loss of $0.11 per share. The consolidated basic net loss of $0.32 per share is different from the consolidated basic net loss of $0.29 per share preliminarily reported in our Form 8-K filed on July 31, 2002 because, after further review, we recognized a loss from the write-down of $4,000,000 on our notes receivable with MPCS. The net effect of this loss - after adjusting for income taxes - is the additional $0.03 per share consolidated basic net loss versus what we reported as preliminary results in our July 31, 2002 Form 8-K. For additional information regarding this investment and the impairment loss, see Consolidated Financial Statements Note 4, "Unconsolidated Investments."

Earnings from continuing operations decreased $0.32 per share, from breakeven in the second quarter 2001 to a loss of $0.32 per share in the second quarter 2002.

There was no net income or loss from discontinued operations in the second quarter 2002 compared with the second quarter 2001 loss of $0.11 per share.

  CONTINUING OPERATIONS

Income (loss) from continuing operations decreased $33,200,000, from income of $900,000 in the second quarter 2001 to a loss of $32,300,000 for the same period in 2002. This decrease is the result of a significant decline in revenues while our cost of services has not decreased as quickly as we had previously anticipated.

Revenues

Revenues decreased $68,300,000 or 48 percent, from $141,900,000 in the second quarter 2001 to $73,600,000 for the same period in 2002. For comparative purposes, the following table shows the breakdown of revenues.

	Quarters Ended
	June 30,
	2002	2001
	(Thousands of Dollars)

REVENUES:
Voice	$ 31,100	$ 77,500
Private line	20,100	40,100
Access and other	9,200	10,200
Internet services	11,000	4,900
ATM/Frame relay	2,200	9,200
	$ 73,600	$ 141,900

Voice revenues for the second quarter 2002 decreased $46,400,000, or 60 percent. Of the decline, approximately $18,000,000 was due to Qwest's removal of its traffic from our network. We also experienced a decline in our wholesale voice business revenue of $8,200,000 primarily due to the elimination or reduction of three wholesale customers. During the quarter, we also recorded an adjustment of $10,300,000 to our unbilled revenue accrual relating to customer accounts that we transitioned from Qwest's billing system. This adjustment is for revenues that were recorded from February through May 2002 relating to minutes of usage that we were unable to properly rate and bill. In June, we decided to reverse these revenues, as we were still unable to resolve the problems in a timely manner and properly bill these minutes. We still intend to bill these minutes. The collection of these amounts, however, becomes less likely with the passage of time. Private line revenues, which include dedicated point-to-point capacity on our network, decreased by $20,000,000, or 50 percent. Approximately $7,500,000 of this decrease is associated with a short-term contract, which expired in July 2001. Qwest's removal of service accounted for $2,000,000 of the reduction. The balance resulted from the challenges and industry factors discussed above. Access and other revenues decreased by $1,000,000, or 10 percent, as a result of Qwest's withdrawal of its business. Internet services revenues increased by $6,100,000, or 124 percent, primarily due to new business. ATM/Frame relay revenues, which include network services for data, video, and voice transmission, decreased by $7,000,000, or 76 percent.

We have two contracts with a large customer pursuant to which we provide this customer with telecommunications services. This customer filed for protection under Chapter 11 of the Bankruptcy Code in July 2002.

As discussed below, one of these contracts generates significant amounts of revenue. In 1999, the customer prepaid for a portion of the services provided under this contract. We are obligated to provide these services for a remaining term of approximately 8 years. We are recognizing the unamortized prepaid amount received for these services, $182,500,000, in revenues over the term of the contract. Other services that we provide to this customer under this contract generate approximately $1,300,000 in cash revenues per month. The pricing for these services, which we are obligated to provide for a remaining term of approximately 30 months, is above current market rates. In August 2002, we received payment from our customer for post-bankruptcy services provided pursuant to this contract. The prepetition accounts receivable from this customer was approximately $1,400,000.

We are unable to predict whether this contract will be affirmed, assigned, or rejected in the bankruptcy proceedings. However, should the customer reject this contract - or successfully negotiate an amendment that contains lower pricing - it could have a material adverse effect on our consolidated financial position, results of operations, and cash flows.

Expenses

Expenses for the second quarter 2002 compared to the same period in 2001 decreased approximately $12,800,000, or 9 percent. Cost of services decreased approximately $12,900,000 due primarily to a reduction in network costs associated with the decrease in revenues discussed above. However, cost of services as a percentage of revenue increased from 66 percent in 2001 to 110 percent in 2002. The second quarter 2002 cost of services includes approximately $4,000,000 of network costs associated with dispute settlements, and $2,600,000 of network costs that we do not expect to recover from our pending exit from TWW, a wireless investment with Qwest Wireless. These costs are associated with the construction of towers for TWW and do not impact our exit from the TWW investment. SG&A expense decreased approximately $3,800,000, with expenses decreasing in most categories except for outside legal services, which increased approximately $6,000,000 due to our disputes with Qwest. Taxes other than income taxes increased by approximately $400,000 mainly due to a property tax adjustment in the second quarter 2001. Depreciation expense increased by approximately $3,500,000 due to expansion of our fiber optic network.

Interest Expense and Other Deductions - Net

Interest expense decreased by $700,000 as we had long-term debt in the second quarter 2001 and none in the same period in 2002.

Other deductions - net increased approximately $600,000 primarily due to a loss from the write-down of notes receivable from MPCS of $4,000,000 due to the uncertainty of attracting a buyer for two licenses held by MPCS. This was offset by a reduction in losses from our unconsolidated investments, resulting primarily from a reduction of expenses in TWW. For more information on our unconsolidated investments, see Consolidated Financial Statements Note 4, "Unconsolidated Investments" and Note 12, "Commitments."

  DISCONTINUED OPERATIONS - UTILITY OPERATIONS AND COAL OPERATIONS

The utility operations and the coal operations have been accounted for as discontinued operations. The income from discontinued operations for the quarters ended June 30, 2002 and 2001 are separately reported. In the second quarter 2002, we recorded no activity from discontinued operations. In the second quarter 2001, we reported a loss from discontinued operations, net of income taxes, of $43,100,000 primarily due to a one-time payment to terminate an industrial power supply contract. We recorded an after-tax gain of $31,400,000 on the sale of the discontinued coal operations in the second quarter 2001.

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
  EARNINGS PER SHARE - BASIC

Touch America Holdings, Inc. reported a consolidated basic net loss of $0.43 per share for the six months ended June 30, 2002 as compared with consolidated basic net income of $0.47 per share for the same period in 2001. The consolidated basic net loss of $0.43 per share for the six months ended June 30, 2002 differs from the consolidated basic net loss of $0.41 per share that we preliminarily reported in our Form 8-K filed on July 31, 2002 because of the $4,000,000 loss, before income taxes, that we recognized as a result of the write-down of our notes receivable from MPCS.

Earnings from continuing operations decreased $0.53 per share, from net income of $0.05 per share for the six months ended June 30, 2001 to a loss of $0.48 per share for the same period in 2002. This includes the cumulative effect of change in accounting principle, which resulted in a decrease to basic and diluted earnings per share of $0.01 for the six months ended June 30, 2002.

Net income from discontinued operations was $0.05 per share for the six months ended June 30, 2002, a decrease of $0.37 per share compared with earnings of $0.42 per share for the same period in 2001. The 2002 earnings of $0.05 per share included one month of utility operations and the gain on the sale of the utility operations while the 2001 earnings per share included $0.30 per share attributable to the gain on the sale of Continental Energy in February 2001.

  CONTINUING OPERATIONS

Income (loss) from continuing operations decreased $52,700,000, from income of $6,700,000 for the six months ended June 30, 2001 to a loss of $46,000,000 for the same period in 2002.

Revenues

Revenues decreased $114,200,000 or 40 percent, from $286,400,000 for the six months ended June 30, 2001 to $172,200,000 for the same period in 2002. For comparative purposes, the following table shows the breakdown of revenues.

	Six Months Ended
	June 30,
	2002	2001
	(Thousands of Dollars)

REVENUES:
Voice	$ 73,500	$ 159,900
Private line	47,100	78,200
Access and other	19,900	25,800
Internet services	23,600	11,000
ATM/Frame relay	8,100	11,500
	$ 172,200	$ 286,400

Voice revenues for the six months ended June 30, 2002 decreased $86,400,000, or 54 percent. Of the decline, approximately $36,100,000 was due to Qwest's removal of its traffic from our network. During the quarter, we also experienced a decline in our wholesale voice business revenue of $46,400,000 due to the reasons discussed above in the quarter section. Private line revenues, which include dedicated point-to-point capacity on our network, decreased by $31,100,000, or 40 percent, Primarily for the reasons discussed above in the quarter section. Qwest's removal of service accounted for $1,400,000 of the reduction. Access and other revenues declined by $5,900,000, or 23 percent. Internet services revenues increased by $12,600,000, or 115 percent, primarily due to new business reflected in the six months ended June 30, 2002 and sales credits recognized in the six months ended June 30, 2001. ATM/Frame relay revenues, which include network services for data, video, and voice transmission, decreased by $3,400,000, or 30 percent.

Expenses

Expenses for the six months ended June 30, 2002 decreased approximately $27,900,000, or 10 percent, compared to the same period in 2001. Cost of services decreased approximately $30,200,000 and was due primarily to a reduction in network costs associated with the decrease in revenues discussed above. However, cost of services as a percentage of revenue increased from 64 percent in 2001 to 89 percent in 2002 for the same reason discussed above in the quarter comparison. SG&A expense decreased approximately $5,000,000, primarily due to a reduction in bad debt expense and a reduction in the workforce and associated costs. Taxes other than income taxes decreased by approximately $400,000 due to reduced property tax estimates for our network. Depreciation expense increased by approximately $7,700,000 due to expansion of our fiber optic network being placed into service during the period.

Interest Expense and Other Deductions - Net

Interest expense decreased by $1,200,000 as we had long-term debt in the six months ended June 30, 2001 and none in the same period in 2002.

Other deductions - net decreased approximately $1,100,000 primarily due to the same reasons discussed above in the quarter analysis. For more information on our unconsolidated investments, see Consolidated Financial Statements Note 4, "Unconsolidated Investments" and Note 12, "Commitments."

  DISCONTINUED OPERATIONS - UTILITY OPERATIONS; CONTINENTAL ENERGY; AND COAL OPERATIONS

The utility operations, Continental Energy, and the coal operations have been accounted for as discontinued operations. The income from discontinued operations for the six months ended June 30, 2002 and 2001 are separately reported. Income from these discontinued operations decreased approximately $37,500,000 compared to the same period in 2001, which included gains from the sales of the coal operations and Continental Energy, which were partially offset by a loss from the utility operations due to the one-time payment to terminate an industrial power supply contract.

  DIVIDENDS ON PREFERRED STOCK

Dividends on Preferred Stock for the six months ended June 30, 2002 include $1,800,000 of premium costs associated with the redemption of our outstanding Preferred Stock, $6.00 Series, and Preferred Stock, $4.20 Series, which occurred in the first quarter 2002.

  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangibles," we reclassified approximately $2,200,000 to goodwill for employee related costs associated with the June 30, 2000 acquisition of telecommunications services businesses from Qwest. Under the provisions of SFAS No. 142, we tested the goodwill for impairment by comparing the fair value of the goodwill to its carrying amount, and determined that the goodwill was impaired. We wrote off the net book value of goodwill and recorded the transitional impairment loss as a cumulative effect of a change in accounting principle, effective January 1, 2002. The impairment loss, net of income taxes, was approximately $1,400,000. The result was a decrease to basic and diluted earnings per share of $0.01 for the quarter ended March 31, 2002 and six months ended June 30, 2002. For further discussion, refer to Consolidated Financial Statements Note 3, "Goodwill and Other Intangible Assets."

  LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used for continuing operating activities was $74,701,000 for the six months ended June 30, 2002, compared with $194,240,000 for the six months ended June 30, 2001. The decrease in cash used of $119,539,000 was attributable mainly to decreased working capital requirements for continuing operations, which was partially offset by the loss from continuing operations.

Investing Activities

Net cash provided by investing activities of our continuing operations was $348,088,000 for the six months ended June 30, 2002, compared with $77,210,000 for the six months ended June 30, 2001. The increase of $270,878,000 resulted primarily from proceeds received from the sale of our former discontinued utility operations in the first quarter of 2002, partially offset by an increase in temporary investments resulting from investing a portion of these proceeds and reduced capital expenditures.

Net capital expenditures, relating to property, plant and equipment, for the six months ended June 30, 2002 and 2001 were $49,556,000 and $131,765,000, respectively. The decrease resulted primarily from decreased capital requirements of our fiber optic network expansion and was partially offset by an increase of $19,275,000 in capital contributions to our unconsolidated investments.

Financing Activities

Net cash used for financing activities of our continuing operations was $280,321,000 for the six months ended June 30, 2002, compared with net cash provided by our continuing operations of $7,567,000 for the six months ended June 30, 2001. The decrease was mainly attributable to the repayment of long-term debt and the redemption of preferred stock.

On February 15, 2002, we utilized a portion of the proceeds from the sale of the utility operations to repay the entire $254,100,000 balance outstanding under the 5-Year Senior Secured Credit Facility, which we then cancelled.

Currently, we do not have any debt facilities in place.

For information on our financing activities, see Consolidated Financial Statements Note 5, "Long-Term Debt."

2002 Fund Requirements and Sources of Funds

Our capital expenditures for the remainder of 2002 are estimated to be approximately $122,000,000, including the AT&T construction contract. We expect in the second half of 2002, to receive reimbursements of $54,000,000 from AT&T this year. We will use this payment to fund the capital requirements discussed above.

We expect to fund our anticipated requirements for working capital, capital expenditures, and other necessary costs for the remainder of 2002 from operations and from a portion of the utility sale proceeds.

Based on current projections, we believe that we will have funds available to meet our required expenditures for 2002. There can be no assurance, however, that our business will generate positive cash flow. Currently, we do not have any debt or other liquidity facilities in place but are currently working to establish a credit facility. We cannot predict whether and upon what terms a credit facility may be available.

For additional information regarding our liquidity and ability to secure acceptable financing, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the "Challenges Facing the Telecommunications Industry and Our Company" section.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements and how they are expected to affect us, see Consolidated Financial Statements Note 13, "New Accounting Pronouncements."

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL AGREEMENTS

The Board of Directors recently entered into employment agreements with Robert P. Gannon, Jerrold P. Pederson, Michael J. Meldahl, and Michael E. Zimmerman. At the same time, the Board entered into agreements with Robert P. Gannon, Jerrold P. Pederson, Michael J. Meldahl, and Michael E. Zimmerman to retire rights those individuals had under their individual change in control agreements.

  EMPLOYMENT AGREEMENTS

On July 2, 2002, therefore, the Board of Directors entered into a three-year employment agreement ("Employment Agreement") with Mr. Gannon with a term extending from April 1, 2002 to April 1, 2005. The Employment Agreement provides for a base salary for Mr. Gannon of $515,000 per year, which amount is subject to annual review and may be increased, but not reduced, at the sole discretion of the Board of Directors. Mr. Gannon is entitled to participate in an annual incentive bonus program consistent with the bonus program in place for the Company's senior executives, with an annual target bonus equal to 100% of his then-annual base salary, and he is also entitled to participate in all savings, bonus, retirement, vacation, and welfare plans applicable generally to other senior executives of the Company.

The Employment Agreement also provides for Mr. Gannon to receive: (a) an immediate initial stock option grant under the Company's long-term incentive plan to purchase 400,000 shares of Common Stock at an option price of $2.48 per share, which grant vests as follows: (i) 25% as of the date which is one year from the date of grant; (ii) 25% as of the date which is two years from the date of grant; and (iii) 50% at the end of the term of the Employment Agreement; (b) a stock option grant to purchase 350,000 shares of Common Stock on the first anniversary of the Employment Agreement at an option price equal to the fair market value of a share of Common Stock of the Company on that date, with the options in this second grant vesting as follows: (i) 50% as of the date which is one year from the date of grant; and (ii) 50% at the end of the term of the Employment Agreement; and (c) if he retires upon completion of the term of the Employment Agreement, an amount (payable as an annuity or in a lump sum, as determined by the Board of Directors of the Company) equal to the difference between the benefit payable to him under the MPC Benefit Restoration Plan and the amount that would have been payable to him under that plan if he had attained 30 years of service and age 62. Stock options awarded under the Employment Agreement will vest in full upon Mr. Gannon's death or "disability" (as defined in the Employment Agreement).

The Employment Agreement contains a "for cause" termination provision, which, if invoked, provides that Mr. Gannon would cease to receive any further payments under the provisions of the Employment Agreement, except for base salary and benefits earned to the date of termination. Should the Company terminate Mr. Gannon other than "for cause," or should Mr. Gannon terminate his employment with the Company for "good reason" after a "change in control" (each as defined in the Employment Agreement), the Employment Agreement requires the Company to provide Mr. Gannon: (i) the lesser of 24 months of his base salary (at the rate then in effect at the time of such termination) or his base salary for the remainder of the term; (ii) any earned annual bonus; (iii) any deferred compensation; (iv) all accrued vacation pay; (v) continuation of the medical, dental, vision and life insurance benefits generally provided to senior executives of the Company until Mr. Gannon attains age 62 (provided, however, that if Mr. Gannon obtains new employment and such employment makes Mr. Gannon eligible for health and welfare benefits, then the Company shall have no further obligation to provide such benefits to Mr. Gannon); and (vi) an amount equal to the difference between the benefit payable to him under the MPC Benefit Restoration Plan and the amount that would have been payable to him under that plan if he had attained 30 years of service and age 62.

In addition, if Mr. Gannon identifies a successor chief executive officer who is approved by the Board of Directors by December 31, 2003, Mr. Gannon will be entitled to receive a cash payment of $100,000 (less any required deductions and withholdings), and to enter into a two-year consulting agreement with the Company that will provide, among other things, that Mr. Gannon receive an annual consulting payment of $100,000 (less any required deductions and withholdings).

On July 24, 2002, the Company entered into three-year employment agreements with three other members of the executive management group, Messrs. Pederson, Meldahl, and Zimmerman, effective as of July 1, 2002, upon terms (with the exception of the base pay figure and the size of the stock option grants) and conditions closely resembling the terms of Mr. Gannon's Employment Agreement. The annual base pay of Messrs. Pederson, Meldahl, and Zimmerman is $257,500, $283,250, and $187,698, respectively; the number of shares subject to their initial stock option awards is 200,000, 200,000, and 35,000, respectively; and the number of shares to be subject to their one-year anniversary awards is 150,000, 150,000, and 25,000, respectively.

  CHANGE IN CONTROL AGREEMENTS

MPC originally entered into individual severance benefit agreements with certain executives in 1989. These agreements were amended in 1996. In 1999, the original agreements were terminated and MPC entered into individual severance benefit agreements with thirty-three executives and key employees. These agreements provided for benefits after a change of corporate control if their employment was subsequently terminated by MPC or its successor, without "cause," or by the employees with "good reason," each as defined in the agreements.

Three different tiers of these agreements - Tiers 1, 2, and 3 - were in effect on December 31, 2001. The agreements provide that if, within three years after the occurrence of a change in control, the employee is terminated without cause, or the employee terminates employment for "good reason," the employee is entitled to payments as described in our Annual Report on Form  10-K.

MPC had entered into Tier 1 agreements with, among others, Messrs. Gannon, Meldahl, Pederson, Zimmerman and Cole, all of whom transferred to Touch America upon the completion of the Company's transformation to a telecommunications business. Touch America was contractually obligated to assume the obligations of MPC under the individual change in control agreements for Messrs. Gannon, Meldahl, Pederson, Zimmerman, and Cole. Mr. Cole resigned as an officer of the Company effective May 17, 2002, and received a payment in accordance with his change in control agreement during the second quarter 2002, at a cost to the Company of approximately $1,200,000.

The sale of MPLLC to NorthWestern Corporation constituted a change in control for purposes of all individuals with a change in control agreement who transferred to Touch America, but their employment transfer from MPC to Touch America did not constitute a termination of employment for purposes of these agreements. The payment described above would be owed to any of the individuals who have change in control agreements if his or her employment was terminated within 36 months of the change in control without "cause," or by the individual with "good reason," each as defined in such agreements. The "good reason" definition includes any reduction in job responsibilities, salary, or benefits and also allows any holder of a change in control agreement to leave the employ of the Company and its subsidiaries during the period from February 15, 2003 to March 15, 2003 and collect the payments referenced above. These change in control agreements were discussed in detail in The Montana Power Company's proxy statement dated July 13, 2001 and our 2001 Annual Report on Form 10-K.

Based on the terms of his Tier 1 agreement, Mr. Gannon had the right to terminate his employment with the Company during the period from February 15, 2003 to March 15, 2003 and receive a one-time, pre-tax payment at a cost to the Company in excess of $4 million. On July 2, 2002 Mr. Gannon agreed to: (i) forego his right under his Tier 1 agreement to terminate his employment with the Company in early 2003 and receive a payment at a cost to the Company of approximately $4 million; (ii) release the Company from its payment obligations under his change in control agreement; and (iii) accept a one-time payment from the Company, at a cost to the Company of approximately $2.2 million, in lieu of his rights under the change in control agreement. As discussed above, Mr. Gannon also entered into a three-year employment agreement with the Company.

On July 24, 2002, the Company entered into similar buyout agreements with the holders of the other three "Tier 1" change in control agreements: Jerrold P. Pederson, Michael J. Meldahl, and Michael E. Zimmerman. Had each of Messrs. Pederson, Meldahl, and Zimmerman exercised their right to terminate their employment with the Company and receive payments under their Tier 1 agreements in early 2003, the overall cost to the Company would have been approximately $6 million (a cost to the Company of approximately $1.8 million for Mr. Pederson, approximately $2.8 million for Mr. Meldahl, and approximately $1.25 million for Mr. Zimmerman). The overall one-time cost to the Company to eliminate the Tier 1 agreements for Messrs. Pederson, Meldahl, and Zimmerman was approximately $3.2 million (a cost to the Company of approximately $1.2 million for Mr. Pederson, approximately $1.3 million for Mr. Meldahl, and approximately $700,000 for Mr. Zimmerman).

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

  INTEREST RATE EXPOSURE

We repaid and cancelled our Credit Facility on February 15, 2002. Currently we do not have any short- or long-term debt facilities in place, nor do we currently use any derivative financial instruments.

PART II

Other Information

ITEM 1. LEGAL PROCEEDINGS

Qwest Communications Corporation

For information regarding the Qwest Communications Corporation legal proceedings, refer to Consolidated Financial Statements Note 11, "Contingencies."

Shareholders' Lawsuits

On August 16, 2001, eight individuals filed a lawsuit in Montana Second Judicial District Court, Silver Bow County, naming MPC, eleven members of MPC's Board of Directors, three officers of both Touch America and MPC, and PPL Montana as defendants. On September 14, 2001, the complaint was amended to add one other current officer of Touch America, one other officer of MPC, and MPC's investment banking consultant as additional defendants. In their complaint, the plaintiffs alleged that MPC and its directors and officers had a legal obligation and a fiduciary duty to obtain shareholder approval before the sale of its former electric generation assets to PPL Montana. The plaintiffs further alleged that because shareholders did not vote, the sale of the generation assets is void and PPL Montana is holding these assets in constructive trust for the shareholders.

On June 11, 2002, a complaint was filed in the United States District Court for the District of Montana against Touch America Holdings, Inc. and Robert P. Gannon, individually. The plaintiff in this action alleges that defendants violated securities laws - specifically, the antifraud provisions of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

On July 11, 2002, July 17, 2002, and August 5, 2002, three additional complaints were filed in the United States District Court for the District of Montana against Touch America Holdings, Inc. and Robert P. Gannon, individually. These complaints contain essentially the same substantive allegations as the first complaint.

On August 8, 2002, three shareholders filed a complaint for legal and equitable relief in the Montana Second Judicial District Court, Silver Bow County. The named officer defendants are Messrs. Gannon, Pederson, Meldahl, and Zimmerman. Also named were members of our Board of Directors.

The plaintiffs seek a return of the $5,400,000 recently paid by the Company to Messrs. Gannon, Pederson, Meldahl, and Zimmerman pursuant to buyouts of these executives' Change in Control Agreements. In addition, the plaintiffs indicate they wish to move our Annual Meeting of Shareholders, currently scheduled for September 24, 2002, from Minneapolis, Minnesota to Butte, Montana.

For information regarding the shareholders' lawsuits legal proceedings, refer to Consolidated Financial Statements Note 11, "Contingencies."

TCA Building Company

On March 28, 2002, the Court of Appeals affirmed the summary judgment against TCA on all causes of action. TCA did not appeal this judgment to the Texas Supreme Court, so the Court of Appeals' decision in our favor is final. For information regarding the TCA Building Company legal proceedings, refer to Consolidated Financial Statements Note 11, "Contingencies."

For information regarding other legal proceedings, refer to Consolidated Financial Statements Note 11, "Contingencies."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	Exhibit 10a	Employment Agreement/Robert P. Gannon (Chairman and Chief Executive Officer)
	Exhibit 10b	Employment Agreement/Jerrold P. Pederson (Vice Chairman and Chief Financial Officer)
	Exhibit 10c	Employment Agreement/Michael J. Meldahl (Chief Operating Officer)
	Exhibit 10d	Employment Agreement/Michael E. Zimmerman (Vice President, Business Development)
	Exhibit 10e	Change in Control Buyout Agreement/Robert P. Gannon (Chairman and Chief Executive Officer)
	Exhibit 10f	Change in Control Buyout Agreement/Jerrold P. Pederson (Vice Chairman and Chief Financial Officer)
	Exhibit 10g	Change in Control Buyout Agreement/Michael J. Meldahl (Chief Operating Officer)
	Exhibit 10h	Change in Control Buyout Agreement/Michael E. Zimmerman (Vice President, Business Development)
	Exhibit 99a	Chief Executive Officer Certification
	Exhibit 99b	Chief Financial Officer Certification

(b)	Reports on Form 8-K Filed During the Quarter Ended June 30, 2002

	DATE	SUBJECT

May 7, 2002

Item 5. Other Events. Item 7. Financial Statements and Exhibits. Preliminary Consolidated Statements of Income for the Quarters Ended March 31, 2002 and 2001. Preliminary Discontinued Operations Listing of Income for the Quarters Ended March 31, 2002 and 2001. Preliminary Consolidated Statements of Income for the Quarters Ended March 31, 2002 and December 31, 2001. Preliminary Discontinued Operations Listing of Income for the Quarters Ended March 31, 2002 and December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOUCH AMERICA HOLDINGS, INC.
(Registrant)

By
J.P. Pederson
Vice Chairman and Chief
Financial Officer

Dated: August 14, 2002

EXHIBIT INDEX

Exhibit 10a

Employment Agreement/Robert P. Gannon (Chairman and Chief Executive Officer)

Exhibit 10b

Employment Agreement/Jerrold P. Pederson (Vice Chairman and Chief Financial Officer)

Exhibit 10c

Employment Agreement/Michael J. Meldahl (Chief Operating Officer)

Exhibit 10d

Employment Agreement/Michael E. Zimmerman (Vice President, Business Development)

Exhibit 10e

Change in Control Buyout Agreement/Robert P. Gannon (Chairman and Chief Executive Officer)

Exhibit 10f

Change in Control Buyout Agreement/Jerrold P. Pederson (Vice Chairman and Chief Financial Officer)

Exhibit 10g

Change in Control Buyout Agreement/Michael J. Meldahl (Chief Operating Officer)

Exhibit 10h

Change in Control Buyout Agreement/Michael E. Zimmerman (Vice President, Business Development)

Exhibit 99a

Chief Executive Officer Certification

Exhibit 99b

Chief Financial Officer Certification