Form 10-K/A
period 2001-12-31
TOUCH AMERICA HOLDINGS INC
filed 2002-10-18
CIK 1144835

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

Exhibit Index is found on page 10.

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

EXPLANATORY NOTE

The Registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 2001, as follows:

Item 14 is amended to include financial statements for TW Wireless, L.L.C., (Exhibit 99c) which are filed by amendment in accordance with Regulation S-X 3-09(b). These financial statements were not available when the Registrant filed its Annual Report on Form 10-K. The financial statements of TW Wireless, L.L.C. include a report of Arthur Andersen dated March 8, 2002. We have been informed that as a result of the sale of Arthur Andersen's Denver Practice to KPMG on June 30, 2002, a signed consent of Arthur Andersen is not available.

This amendment is filed solely to include financial statements for TW Wireless, L.L.C. To preserve the nature and character of the disclosures originally set forth in our 2001 Annual Report on Form 10-K, this Form 10-K/A does not otherwise update the 2001 Annual Report on Form 10-K or reflect events occurring after the filing date of our 2001 Annual Report on Form 10-K.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Please refer to Item 8, "Financial Statements and Supplementary Data," of our Report on Form 10-K for the year ended December 31, 2001 for a complete listing of all consolidated financial statements and financial statement schedules.

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

			33-42882	10(c)
	10(d)(i)	Tier 1 Termination Benefits Upon Change in Control Agreement	1-4566 March 31, 2001 Form 10-Q	10(a)
	10(d)(ii)	Tier 2 Termination Benefits Upon Change in Control Agreement	1-4566 March 31, 2001 Form 10-Q	10(b)
	10(d)(iii)	Tier 3 Termination Benefits Upon Change in Control Agreement	1-4566 March 31, 2001 Form 10-Q	10(c)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS (continued)
(c)	Exhibits		Incorporation by Reference
			Previous Filing	Previous Exhibit Designation

	12	Statement Re Computation of Ratio of Earnings to Fixed Charges	1-31237 2001 Form 10-K	12
	21	Subsidiaries of the Registrant	1-31237 2001 Form 10-K	21
	23	Consent of Independent Accountants	1-31237 2001 Form 10-K	23
	99a	Twentieth Supplemental Indenture	1-31237 2001 Form 10-K	99a
	99b	Twenty-First Supplemental Indenture	1-31237 2001 Form 10-K	99b
	99c1	TW Wireless L.L.C. Financial Statements as of December 31, 2001 and 2000
	99d1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
1 Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOUCH AMERICA HOLDINGS, INC.
(Registrant)

By	/s/ Robert P. Gannon
Robert P. Gannon
Chairman of the Board

Dated: October 16, 2002

I, Robert P. Gannon, Chief Executive Officer of Touch America Holdings, Inc., certify that:

  I have reviewed this amended annual report on Form 10-K/A of Touch America Holdings, Inc.;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: October 16, 2002

/s/ Robert P. Gannon

Robert P. Gannon

Chief Executive Officer

I, Jerrold P. Pederson, Chief Financial Officer of Touch America Holdings, Inc., certify that:

  I have reviewed this amended annual report on Form 10-K/A of Touch America Holdings, Inc.;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: October 16, 2002

/s/ J.P. Pederson

J.P. Pederson

Chief Financial Officer

EXHIBIT INDEX

Exhibit 99c1

TW Wireless, L.L.C. Financial Statements as of December 31, 2001 and 2000

Exhibit 99d1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 Filed herewith