Form 10-Q
period 2002-09-30
TOUCH AMERICA HOLDINGS INC
filed 2002-11-19
CIK 1144835

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
________________________________________

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

On November 8, 2002, the Company had 103,737,493 shares of common stock outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
TOUCH AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Quarters Ended
September 30,
2002		2001
(Thousands of Dollars)
(except per-share amounts)

REVENUES	$ 76,614	$ 145,478

EXPENSES:
Cost of services	67,547	106,126
Selling, general, and administrative	24,060	28,402
Taxes other than income taxes	3,533	3,937
Depreciation and amortization	15,491	11,584
	110,631	150,049

OPERATING LOSS	(34,017)	(4,571)

INTEREST EXPENSE AND OTHER DEDUCTIONS:
Interest	10	222
Other deductions - net	138	17,358
	148	17,580

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(34,165)	(22,151)

INCOME TAXES (BENEFIT)	(13,226)	(8,252)

LOSS FROM CONTINUING OPERATIONS	(20,939)	(13,899)

DISCONTINUED OPERATIONS:
Income from discontinued operations, net of income taxes of $3,790	-	1,722
Gain adjustment on sale of discontinued operations, net of income taxes of $(9,355)	-	(14,396)
LOSS FROM DISCONTINUED OPERATIONS	-	(12,674)

NET LOSS	(20,939)	(26,573)

DIVIDENDS ON PREFERRED STOCK	621	922

NET LOSS AVAILABLE FOR COMMON STOCK	$ (21,560)	$ (27,495)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC (000)	103,737	103,775

BASIC LOSS PER SHARE OF COMMON STOCK:
Continuing Operations	$ (0.21)	$ (0.14)
Discontinued Operations	-	(0.12)
Consolidated	$ (0.21)	$ (0.26)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED (000)	103,737	103,775

DILUTED LOSS PER SHARE OF COMMON STOCK:
Continuing Operations	$ (0.21)	$ (0.14)
Discontinued Operations	-	(0.12)
Consolidated	$ (0.21)	$ (0.26)

The accompanying notes are an integral part of these financial statements.

TOUCH AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Nine Months Ended
September 30,
2002		2001
(Thousands of Dollars)
(except per-share amounts)

REVENUES	$ 248,807	$ 431,854

EXPENSES:
Cost of services	216,766	298,892
Selling, general, and administrative	81,644	77,670
Taxes other than income taxes	11,004	11,819
Depreciation and amortization	43,609	31,982
	353,023	420,363

OPERATING INCOME (LOSS)	(104,216)	11,491

INTEREST EXPENSE AND OTHER DEDUCTIONS:
Interest	357	1,747
Other deductions - net	4,574	20,676
	4,931	22,423

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(109,147)	(10,932)

INCOME TAXES (BENEFIT)	(42,181)	(3,752)

LOSS FROM CONTINUING OPERATIONS	(66,966)	(7,180)

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, net of income taxes of $4,610 and $(6,118)	5,857	(17,301)
Gain/gain adjustment on sales of discontinued operations, net of income taxes of $69,400 and $41,149	144	48,101
INCOME FROM DISCONTINUED OPERATIONS	6,001	30,800

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAXES OF $(867)	(1,371)	-

NET INCOME (LOSS)	(62,336)	23,620

DIVIDENDS ON PREFERRED STOCK	3,757	2,847

NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK	$ (66,093)	$ 20,773

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC (000)	103,750	103,766

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Continuing Operations	$ (0.70)	$ (0.10)
Discontinued Operations	0.06	0.30
Consolidated	$ (0.64)	$ 0.20

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED (000)	103,750	103,766

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Continuing Operations	$ (0.70)	$ (0.10)
Discontinued Operations	0.06	0.30
Consolidated	$ (0.64)	$ 0.20

The accompanying notes are an integral part of these financial statements.

TOUCH AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS
	(Unaudited)
	September 30,	December 31,
	2002	2001
	(Thousands of Dollars)

CURRENT ASSETS:

Cash and cash equivalents	$ 9,784	$ 45,307
Temporary investments in money market funds	34,766	-
Accounts receivable:
Trade, net of allowances of $19,410 and $17,973	278,258	215,001
Contractors	33,479	24,571
Related parties	2,167	35,415
Materials and supplies (principally at average cost)	-	947
Prepayments and other assets	6,785	8,820
Prepaid income taxes	-	24,711
Deferred income taxes	13,191	6,198
Assets of discontinued operations	-	1,521,054
	378,430	1,882,024

PROPERTY, PLANT, AND EQUIPMENT:

Property, plant, and equipment, net of accumulated depreciation and amortization	1,117,031	1,000,319

OTHER ASSETS:

Intangibles, net of accumulated amortization	8,283	12,315
Goodwill, net of accumulated amortization	-	2,218
Unconsolidated equity investments	39,708	50,426
Other investments	15,335	7,377
Long-term lease, net of accumulated amortization	28,740	22,299
Deferred income taxes	19,486	76,269
Other	1,105	6,233
	112,657	177,137

TOTAL ASSETS	$ 1,608,118	$ 3,059,480

The accompanying notes are an integral part of these financial statements.

TOUCH AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

LIABILITIES AND SHAREHOLDERS' EQUITY

	(Unaudited)
	September 30,	December 31,
	2002	2001
	(Thousands of Dollars)

CURRENT LIABILITIES:

Accounts payable	$ 259,943	$ 270,895
Income taxes payable	17,014	-
Other taxes payable	11,575	13,201
Current portion of deferred revenue	30,373	30,297
Long-term debt due within one year	-	255,200
Interest accrued	-	1,363
Other current liabilities	29,117	14,344
Liabilities of discontinued operations	-	1,115,239
	348,022	1,700,539

LONG-TERM LIABILITIES:

Deferred revenue	159,152	173,763
Other deferred credits	7,832	8,583
	166,984	182,346

SHAREHOLDERS' EQUITY:

Preferred stock	35,670	57,654
Common stock (240,000,000 shares without par value authorized; 103,737,493 and 110,390,500 shares issued)	499,749	705,600
Treasury stock (6,616,000 shares)	-	(205,656)
Unallocated stock held by trustee for retirement savings plan	(9,692)	(12,762)
Retained earnings	567,821	633,913
Accumulated other comprehensive loss	(436)	(2,154)
	1,093,112	1,176,595

CONTINGENCIES AND COMMITMENTS (Notes 12 and 13)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 1,608,118	$ 3,059,480

The accompanying notes are an integral part of these financial statements.

TOUCH AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30, September 30,
	2002	2001
	(Thousands of Dollars)
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (62,336)	$ 23,620
Deduct:
Income (loss) from discontinued operations	5,857	(17,301)
Gain on sale of discontinued operations	144	48,101

LOSS FROM CONTINUING OPERATIONS, INCLUDING CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(68,337)	(7,180)

Adjustments to reconcile loss from continuing operations to net cash used for operating activities:
Depreciation and amortization	43,609	31,982
Deferred income taxes	49,790	(10,760)
Noncash losses and write-downs associated with unconsolidated equity investments	7,127	25,825
Losses on sales of property and investments	1,282	-
Other noncash charges - net	(5,856)	(29)
Changes in assets and liabilities:
Accounts and notes receivable	(38,917)	(113,467)
Prepayments and other assets	2,035	15,641
Income taxes payable	(86,661)	(121,543)
Accounts payable	(10,952)	4,501
Deferred revenue	(14,535)	(15,937)
Prepaid income taxes	24,711	-
Other assets and liabilities - net	24,073	(54,738)
NET CASH USED FOR CONTINUING OPERATIONS	(72,631)	(245,705)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	24,618	109,438
NET CASH USED FOR OPERATING ACTIVITIES	(48,013)	(136,267)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Temporary investments	(34,766)	-
Net capital expenditures	(136,310)	(210,551)
Capital contributions to unconsolidated equity investments	(12,915)	(26,976)
Net proceeds from sales of property and investments	(769)	2,224
Net proceeds from sales of discontinued operations	509,490	222,500
Additional investments	(6,681)	596
NET CASH PROVIDED BY (USED FOR) CONTINUING INVESTING ACTIVITIES	318,049	(12,207)
NET CASH USED FOR DISCONTINUED INVESTING ACTIVITIES	(24,618)	(38,428)
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	293,431	(50,635)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(3,757)	(2,768)
Sale of common stock	-	444
Issuance of long-term debt	-	246,000
Retirement of long-term debt	(255,200)	(92,100)
Preferred stock redemption	(21,984)	-
NET CASH PROVIDED BY (USED FOR) CONTINUING FINANCING ACTIVITIES	(280,941)	151,576
NET CASH USED FOR DISCONTINUED FINANCING ACTIVITIES	-	(64,573)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(280,941)	87,003

DECREASE IN CASH AND CASH EQUIVALENTS	(35,523)	(99,899)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,307	118,417
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 9,784	$ 18,518

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) during nine months for:
Income taxes, net of refunds:
Continuing operations	$ (51,404)	$ -
Discontinued operations	(2,935)	121,827
	$ (54,339)	$ 121,827
Interest, net of capitalized interest:
Continuing operations	$ 357	$ 386
Discontinued operations	8,952	24,650
	$ 9,309	$ 25,036

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Touch America Holdings, Inc. for the interim periods ended September 30, 2002 and 2001 are unaudited. In the opinion of our management, the accompanying consolidated financial statements reflect only normal recurring accruals necessary for a fair statement of the results of operations for those interim periods, except as disclosed in Consolidated Financial Statements Note 4, "Goodwill and Other Intangible Assets" and Note 14, "New Accounting Pronouncements". Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001 and our Amended Annual Report on Form 10-K/A for the year ended December 31, 2001.

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

NOTE 1 - BASIS OF PRESENTATION

  CASH AND CASH EQUIVALENTS AND TEMPORARY INVESTMENTS

We consider all liquid investments with original maturities of three months or less to be cash equivalents. Investments with original maturities of more than three months but less than one year are classified as temporary investments, which consist of money market funds. At September 30, 2002, all of our temporary investments were available for sale, and their fair value approximated the value reported on the Consolidated Balance Sheet.

  CONSOLIDATION PRINCIPLES

The consolidated financial statements include accounts and results of our wholly owned subsidiaries and our subsidiaries in which we have a controlling interest. We have eliminated significant intercompany balances and transactions. We account for our unconsolidated equity investments using the equity method, because we maintain 20 to 50 percent ownership interests and have the ability to exercise significant influence, but not control, over the financial and operating policies of these investments.

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

  SALE OF UTILITY OPERATIONS

On February 15, 2002, we sold our utility operations, MPLLC, to NorthWestern Corporation (NorthWestern), a South Dakota-based energy company, for $602,000,000 in cash and the assumption of $488,000,000 of debt. A portion of the cash proceeds went directly to pay closing adjustments, thereby reducing the actual cash received to approximately $509,500,000. As a result of this transaction, we recorded a gain in the first quarter 2002 of approximately $100,000, net of income taxes. Pursuant to the provisions of the September 29, 2000 Unit Purchase Agreement with NorthWestern, we agreed to indemnify NorthWestern for certain adverse consequences which may arise following the sale. For more information on these indemnification obligations, see Consolidated Financial Statements Note 12, "Contingencies," in the "Sale of MPLLC/Utility Business - Indemnity Obligations" section.

  SALE OF COAL OPERATIONS

On April 30, 2001, MPC sold its coal operations to Westmoreland Coal Company (Westmoreland) for $138,000,000, subject to contractual purchase price adjustments. As a result of this transaction, MPC recorded a gain in the second quarter 2001 of approximately $31,400,000, net of income taxes. Westmoreland disagreed with our proposed post-closing purchase price adjustments, and we are currently involved in litigation and pending arbitration to resolve these matters. For more information on the sale of the coal operations, see Consolidated Financial Statements Note 12, "Contingencies," in the "Sale of Coal Operations" section.

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

  CONTINUING/DISCONTINUED OPERATIONS

We applied discontinued operations accounting to the utility operations and Continental Energy effective December 28, 2001. We also applied discontinued operations accounting effective September 14, 2000 to the former coal operations and August 22, 2000 to the former oil and natural gas operations. The results of this treatment are the following:

  We have separately reported income (loss), net of income taxes, from the utility operations, coal operations, oil and natural gas operations, and Continental Energy in "Income (loss) from discontinued operations" on the Consolidated Statement of Operations for all periods presented to reflect the reclassification of these operations as discontinued;
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

The following table shows summarized revenues for the discontinued utility operations, coal operations, and Continental Energy:
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
	(Thousands of Dollars)

Revenues:
Utility operations	$ -	$ 132,832	$ 63,963	$ 522,215
Coal operations	-	-	-	79,176
Continental Energy	-	-	-	143
	$ -	$ 132,832	$ 63,963	$ 601,534

NOTE 3 - LIQUIDITY

The principal risk our Company faces currently is a loss of liquidity. Due to the business environment and our recent operating results, we continue to experience significant challenges that have had a negative effect on our operations and liquidity. We are responding to these challenges by seeking to increase revenues, reduce operating expenses, and exit non-strategic investments. As of November 19, 2002, we had approximately $17,000,000 of cash available. Based on our latest forecast, we estimate that we will have approximately $20,000,000 of cash on hand at year-end, although we cannot assure that all of the assumptions underlying our forecast will be accurate. We currently believe we will be able to fund our losses from operations, capital expenditures, and other cash needs through the first quarter of 2003. Therefore, our financial viability will depend on our ability to sufficiently increase our cash flow, secure outside financing, and/or achieve a favorable result in our arbitration with Qwest. Based on the current business environment, we do not believe we will be able to generate positive cash flow from operations beyond March 2003. Therefore, we will either need to secure outside financing or achieve a successful outcome in our Qwest arbitration to provide funds to meet our cash needs before that time. If we are unable to timely obtain sufficient financing or achieve a successful resolution in our dispute with Qwest, we may seek bankruptcy protection.

Regardless of whether we file for relief under the Bankruptcy Code, we may be required to sell assets or business segments or otherwise restructure our business, which could result in the loss of key customers, vendors and employees.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer amortized, but is subject to annual impairment tests, or more frequent tests if impairment indicators arise. We adopted SFAS No. 142 on January 1, 2002. In accordance with SFAS No. 142, we reclassified $3,100,000 from other intangibles to goodwill. The goodwill represented the assembled workforce and other employee-related intangibles obtained in connection with the June 30, 2000 acquisition of telecommunications services business from Qwest Communications Corporation (Qwest). The net book value of these assets on January 1, 2002 was $2,200,000. Under the provisions of SFAS No. 142, we tested the goodwill for impairment by comparing the fair value of the goodwill to its carrying amount, and determined that the goodwill was impaired. We determined the fair value based on the current market capitalization of the Company. We wrote off the net book value of goodwill and recorded the transitional impairment loss as a cumulative effect of a change in accounting principle, effective January 1, 2002. The impairment write-down, net of income taxes, was approximately $1,400,000. The result was a decrease to basic and diluted earnings per share of $0.01 for the quarter ended March 31, 2002 and the nine months ended September 30, 2002.

If SFAS No. 142 had been effective January 1, 2001, net income for the quarter ended September 30, 2001 would have increased by approximately $100,000, net of income taxes, due to the non-amortization of the indefinite-lived intangibles. This result had a negligible change to earnings per share of common stock. If SFAS No. 142 had been effective January 1, 2001, net income for the nine months ended September 30, 2001 would have increased by approximately $300,000, net of income taxes, due to the non-amortization of the indefinite-lived intangibles. This result had a negligible change to earnings per share of common stock.

Balances of acquired intangible assets, excluding goodwill, were as follows:
	Original	Accumulated	Carrying
	Cost	Amortization	Value
(Thousands of Dollars)
September 30, 2002
Customer lists	$ 18,509	$ 10,226	$ 8,283

December 31, 2001
Customer lists	$ 18,509	$ 6,194	$ 12,315

Excluding goodwill and intangible assets reclassified to goodwill, amortization expense of intangible assets was $4,000,000 and $3,100,000 for the nine months ended September 30, 2002 and 2001, respectively. During the quarters ended September 30, 2002 and 2001, amortization expense of intangible assets was $1,200,000 and $1,000,000, respectively. All intangibles above are subject to amortization.

NOTE 5 - UNCONSOLIDATED EQUITY INVESTMENTS

  UNCONSOLIDATED EQUITY INVESTMENTS

We record our initial investments at cost and have accounted for these investments under the equity method because we maintain 20 to 50 percent ownership interests, and we have the ability to exercise significant influence, but not control, over the financial and operating policies of these investments. Our unconsolidated equity investments consist of the following:

	September 30,	December 31,
	2002	2001
	(Thousands of Dollars)

TW Wireless, L.L.C. (TWW)	$ 33,129	$ 20,892
Northern Colorado Telecommunications, L.L.C. (NCT)	4,681	5,031
FTV Communications, L.L.C. (FTV)	1,390	1,548
Other investments	508	499
Minnesota PCS, L.P. (MPCS)	-	-
American Fiber Touch, L.L.C. (AFT)	-	11,737
Sierra Touch America, L.L.C. (STA)	-	10,719
	$ 39,708	$ 50,426

We continually review our individual ownership percentages in unconsolidated equity investments, our ability to exercise significant influence over our unconsolidated equity investments, and the financial strength of the remaining owners to determine whether we should consolidate those investments' operating results with our own. We may consolidate the operating results of other unconsolidated equity investments in the future if we increase our ownership interest or if current investors exit the investment due to financial difficulties or changes in business strategy. If we consolidate one or more of our investments in the future, our operating results could be significantly impacted, depending upon the financial performance of those investments.

For additional information regarding consolidation of AFT and STA with continuing operations, refer to the "Consolidation of Investments" section of this note.

TW Wireless, L.L.C.

We own a 49.9 percent interest in TW Wireless, L.L.C. (TWW), a joint venture with Qwest. TWW has experienced losses consistent with business plan expectations. For the quarter ended September 30, 2001, we recognized our portion of the loss from TWW totaling $3,300,000. As discussed below, we exited TWW in the third quarter 2002. Therefore, only one month of our portion of earnings of $168,000 was recorded for the quarter ended September 30, 2002. We recognized our portion of the loss from TWW of approximately $700,000 and $9,500,000 for the nine months ended September 30, 2002 and 2001, respectively. Reduced losses in 2002 resulted primarily from adjustments of expenses previously estimated by the partnership. After receiving audited financial statements of TWW for the year ended December 31, 2001, we recognized our share of the adjustment of approximately $2,700,000 in the second quarter 2002. As of September 30, 2002, TWW had no third-party debt outstanding.

We provided notice of voluntary termination on July 16, 2002 and initiated the process of determining the value of our interest in this joint venture, which will be completed during the fourth quarter 2002. Pursuant to the requirements of the TWW limited liability company agreement (LLC Agreement), TWW or Qwest must acquire our interest in the limited liability company. For the Class A units, Qwest or TWW must pay us 90 percent of the fair market value, with a payment of 50 percent of the amount due to us in January 2003 and the remaining 50 percent in January 2004. Qwest or TWW is required to pay us 100 percent of the Class B units, valued at $22,000,000, under the same payment terms. We are presently unable to predict the results of the contractually required process by which fair market value will be determined or how this matter may affect our consolidated financial position, results of operations, or cash flows. Accordingly, we have not recorded or anticipated income or loss in exiting this joint venture.

TWW has recently received communication that Qwest is in the process of revising revenue previously recorded in 2002, 2001, and 2000 in their wireless division. KPMG, LLP is performing the re-audit of wireless revenues previously recorded by TWW. As this evaluation is currently ongoing, we are unable to predict the ultimate outcome or how this matter may affect our consolidated financial position, results of operations, or cash flows.

Summarized financial information for TWW is being provided, in accordance with Regulation S-X for interim reporting, as our equity interest in the loss of TWW exceeded 20 percent of our 2001 consolidated net loss. The following information is as reported by TWW, and does not reflect the adjustment mentioned above as it is incorporated in TWW's audited results for the year ended December 31, 2001. Because we have initiated the process of exiting TWW, we did not record our portion of income or loss for August and September 2002. Therefore, we are reporting only the results of operations for TWW through July 31, 2002 and the financial position of TWW as of July 31, 2002.
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
(Thousands of Dollars)

OPERATIONS:
Revenues	$ 4,272	$ 10,382	$ 29,154	$ 22,154
Operating expenses	$ 3,562	$ 16,049	$ 33,262	$ 40,129
Net income (loss)	$ 336	$ (6,552)	$ (6,782)	$ (19,066)
	September 30,	December 31,
	2002	2001
	(Thousands of Dollars)

FINANCIAL POSITION:
Current assets	$ 17,274	$ 32,343
Noncurrent assets	61,704	57,004
	$ 78,978	$ 89,347

Current liabilities	$ 39,090	$ 58,674
Common equity	39,888	30,673
	$ 78,978	$ 89,347

Northern Colorado Telecommunications, L.L.C.

We own a 50 percent interest in Northern Colorado Telecommunications, L.L.C. (NCT), along with New Centuries Energy (NCE), a subsidiary of Xcel Energy. NCT is doing business as Touch America Colorado, L.L.C. NCT owns and operates a 240-mile fiber optic ring surrounding the Denver metropolitan area. Services provided by NCT consist primarily of local loop, private line, and frame relay services. For the quarters ended September 30, 2002 and 2001, our share of the loss from this investment was $162,000 and $41,100, respectively. Our share of the loss from this investment during the first nine months of 2002 was $350,000. Our share of earnings from this investment during the first nine months of 2001 was $136,000. As of September 30, 2002, NCT had no third-party debt outstanding.

FTV Communications, L.L.C.

We own a 33.3 percent interest in FTV Communications, L.L.C. (FTV) along with Enron Broadband Services, Inc. and Williams Communications, L.L.C. The precise impact of the bankruptcy of Enron Corporation on FTV is not known; however, we believe it will not adversely affect the results of FTV's operations or structure. To comply with a settlement agreement in May 2002, FTV terminated an Indefeasible Rights-of-Use (IRU) Agreement with another party, which had failed to pay recurring maintenance and colocation charges. This resulted in FTV's repossession of six fibers. We will continue to review the status of the repossession. For the quarter ended September 30, 2002, our share of the loss from this investment was $140,000. Our share of earnings from this investment for the quarter ended September 30, 2001 was $260,000. Our share of the loss from this investment for the nine months ended September 30, 2002 was $160,000. Our share of the earnings from this investment for the nine months ended September 30, 2001 was $1,100,000. FTV had no third-party debt outstanding as of September 30, 2002.

  EARNINGS (LOSS) FROM UNCONSOLIDATED EQUITY INVESTMENTS

For the quarter ended September 30, 2002, we incurred a loss from unconsolidated equity investments of $120,000. During the same period in 2001, equity losses and write-downs from unconsolidated equity investments were $18,900,000. For the nine months ended September 30, 2002 and 2001, our equity losses and write-downs from unconsolidated equity investments totaled approximately $7,100,000 and $25,800,000, respectively. For further information regarding equity earnings and loss from unconsolidated equity investments, see Consolidated Financial Statements Note 10, "Other Deductions - Net."

  CONSOLIDATION OF INVESTMENTS

American Fiber Touch

We established American Fiber Touch (AFT) with AEP Communications, L.L.C. (AEP), a subsidiary of American Electric Power, for the purpose of jointly constructing one segment of the AT&T Corp (AT&T) construction project.

On March 21, 2002, AEP signed a letter expressing its intent to divest its interest and exit AFT. As of the quarter ended March 31, 2002, we assumed a controlling interest in AFT and began consolidating AFT with our continuing operations.

In July 2002, we entered into a Unit Redemption and Release Agreement with AEP, in which we acquired AEP's interest in AFT. Under this agreement, AFT also entered into an IRU agreement with AEP for twelve fibers from St. Louis, Missouri to Plano, Illinois. AEP paid AFT $1,100,000 relating to this IRU and AEP is to make an additional payment of $130,000 in the fourth quarter 2002. We also entered into a separate IRU agreement with AEP for fibers from Plano, Illinois to Oakbrook, Illinois for which Touch America received $1,100,000 in the third quarter 2002. Transactions granting fiber-use rights are recorded as operating leases and revenues are recognized over the initial twenty-year term of the agreements.

AFT is no longer an unconsolidated equity investment but is a single member limited liability company. As a result, AFT's net assets and liabilities, results of operations, and cash flows are included in our consolidated financial statements.

The consolidation of AFT had no material effect on the Consolidated Statement of Operations for the quarter and nine months ended September 30, 2002. Certain categories on the Consolidated Balance Sheet were materially affected as follows:

  Property, plant, and equipment increased by $21,800,000;
  Unconsolidated equity investments decreased by $14,900,000;
  Accounts and notes receivable decreased by $6,900,000;
  Accounts payable increased by $400,000; and
  Cash increased by $400,000.

Prior year pro-forma results of operations, assuming the consolidation of AFT had occurred as of January 1, 2001, would not have a material effect on the Consolidated Statement of Operations.

Sierra Touch America

We established Sierra Touch America (STA) with Sierra Pacific Communications (SPC), a subsidiary of Sierra Pacific Resources, for the purpose of jointly constructing a segment of the 4,300-mile AT&T construction project.

In July 2002, SPC expressed its intention to redeem its existing interest in STA and enter into an asset purchase agreement with STA.

On September 9, 2002, we entered into a Unit Redemption, Release and Sale Agreement (Agreement) in which we acquired SPC's interest in STA and assumed control of this investment. Therefore, STA is no longer an unconsolidated equity investment but is a single member limited liability company. As a result, STA's net assets and liabilities, results of operations, and cash flows are included in our consolidated financial statements.

Under the terms of the Agreement, Touch America redeemed SPC's interest in STA for $13,500,000, leaving STA as a single member limited liability company. In addition, SPC purchased from STA a conduit extending the entire length of the route from Sacramento, California to Reno, Nevada and certain Metro Conduit in Reno, Nevada. SPC and STA also entered into an IRU agreement allowing SPC the use of sixty strands of fiber between Sacramento, California and Salt Lake City, Utah and two conduits extending between Reno, Nevada and Spanish Fork, Utah. The total purchase price of the assets is $48,500,000. SPC and STA agreed to apply the redemption proceeds against the total purchase price. The remaining balance of $35,000,000, which has been reduced by a prepayment of $4,375,000 made in September 2002, is included in the balance shown below for property, plant, and equipment. STA has taken a security interest in all assets sold to SPC. Payments received on this remaining balance will be recorded as reductions to property, plant, and equipment. Payments will commence July 31, 2003 with a final payment due June 30, 2004.

For the quarter and nine months ended September 30, 2002, the consolidation of STA had no material effect on the Consolidated Statement of Operations. Categories on the Consolidated Balance Sheet that were materially affected are as follows:

  Property, plant, and equipment increased by $70,800,000;
  Unconsolidated equity investments decreased by $42,600,000;
  Accounts receivable decreased by $9,400,000; and
  Accounts payable increased by $18,900,000.

Assuming the consolidation of STA occurred January 1, 2001, prior year pro-forma results of operations would not have a material effect on the Consolidated Statement of Operations.

  OTHER

Minnesota PCS, L.P.

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

During the second quarter 2002, a letter of intent for the purchase of the Fargo and Grand Forks licenses expired. To date, MPCS has failed to identify any other parties interested in acquiring these licenses. Given the uncertainty of attracting a buyer for these properties, we recorded an additional loss of $4,000,000 related to the write-down of our MPCS note receivable.

During the third quarter 2002, we completed our exit from MPCS. We received cash proceeds from the sale of personal communications service (PCS) licenses totaling $2,000,000. MPCS sold four PCS licenses to Monet Mobile Network, Inc. (Monet) in exchange for 10,000,000 shares of privately held Series C preferred stock of Monet, subject to certain restrictions as stated in the Monet Mobile Network, Inc. Amended and Restated Investors' Rights Agreement. The remaining note receivable balance of $8,100,000 was exchanged with MPCS for the 10,000,000 shares of Monet stock. This stock was valued based on an evaluation performed of the underlying assets of Monet. We have reported this investment in "Other investments" under "Other assets" on our Consolidated Balance Sheet.

For additional information regarding related party transactions and certain unconsolidated equity investments, see Consolidated Financial Statements Note 8, "Related Party Transactions," and Note 13, "Commitments," in the "Unconsolidated Equity Investments" section.

NOTE 6 - LONG-TERM DEBT

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

NOTE 7 - TREASURY STOCK

As part of our mid-February 2002 corporate reorganization and sale of MPLLC, we chose to not register 6,616,000 shares of treasury stock, represented by the $205,656,000 reflected on our Consolidated Balance Sheet at December 31, 2001. In the first quarter 2002, we reclassified the entire amount of these shares of treasury stock as retired common stock.

In connection with our corporate reorganization, certain MPC shareholders invoked "dissenters' rights" under Montana law to receive the "fair value" of their shares in cash in exchange for their shares. At March 31, 2002, shareholders holding 35,381 shares had exercised dissenters' rights and received cash for their shares, resulting in our purchase of these shares for $196,000. These repurchased shares were retired in April 2002. Shareholders holding approximately 7,000 shares of the above 35,381 shares disagreed with our established "fair value" price, resulting in a proceeding to determine "fair value." While we are unable to predict the ultimate outcome of this proceeding, we do not expect it to have a material effect on our consolidated financial position, results of operations, or cash flows.

NOTE 8 - RELATED PARTY TRANSACTIONS

  RECEIVABLES AND PAYABLES

Related party receivables primarily result from either services we provide to, or payments we make on behalf of our unconsolidated equity investments. Related party payables primarily result from services that we receive from our unconsolidated equity investments. We recognize receivables at their net realizable value.

Related party receivables and payables consisted of the following:

	September 30, 2002	December 31, 2001
	(Thousands of Dollars)
ACCOUNTS AND NOTES RECEIVABLE:
Accounts and notes receivable - TWW	$ 1,941	$ 4,457
Accounts and notes receivable - NCT	174	352
Accounts and notes receivable - FTV	52	60
Accounts and notes receivable - MPCS	-	15,336
Accounts and notes receivable - STA	-	8,230
Accounts and notes receivable - AFT	-	6,980
	$ 2,167	$ 35,415

ACCOUNTS AND NOTES PAYABLE:
Accounts payable - FTV	$ 1,294	$ 1,650
Accounts payable - NCT.	23	368
	$ 1,317	$ 2,018

AFT and STA are no longer unconsolidated equity investments but are single member limited liability companies. As a result, the net assets and liabilities, results of operations, and cash flows of AFT and STA are included in our consolidated financial statements.

During the quarter ended September 30, 2002, we completed our exit from MPCS. We received cash proceeds from the sale of PCS licenses totaling $2,000,000. The remaining note receivable balance of $8,100,000 was exchanged with MPCS for 10,000,000 shares of privately held Series C preferred stock of Monet, subject to certain restrictions. We have reported this as "Other Investments" under "Other assets" on our Consolidated Balance Sheet.

  RELATED PARTY REVENUES

We receive revenue from related parties primarily from service agreements, construction, switch, long-distance, and wholesale services. For the quarters ended September 30, 2002 and 2001, revenue from our related parties was approximately $2,500,000 and $2,900,000, respectively. During the nine months ended September 30, 2002 and 2001, revenue from our related parties was approximately $10,300,000 and $12,100,000, respectively. As we continue to exit our non-strategic investments and to consolidate investments with our continuing operations, we expect revenues from related parties to continue to decline.

For additional information regarding unconsolidated equity investments, see Consolidated Financial Statements Note 5, "Unconsolidated Equity Investments."

NOTE 9 - COMPREHENSIVE INCOME (LOSS)

The following table provides the components of comprehensive income (loss):
	Nine Months Ended
	September 30,
	2002	2001
	(Thousands of Dollars)

Net income (loss)	$ (62,336)	$ 23,620

Minimum pension liability adjustment	1,718	(2,008)
Foreign currency translation adjustments	-	(105)
OTHER COMPREHENSIVE INCOME (LOSS)	1,718	(2,113)
COMPREHENSIVE INCOME (LOSS)	$ (60,618)	$ 21,507

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). For the nine months ended September 30, 2002, other comprehensive income consisted of a minimum pension liability adjustment of $1,718,000, net of income taxes. For the nine months ended September 30, 2001, other comprehensive loss consisted of an accumulated foreign currency translation loss of $105,000 and a minimum pension liability adjustment of $2,008,000 related to our unfunded, nonqualified benefit plan for senior management, executives and directors. The minimum pension liability adjustment represents the excess of that plan's additional minimum liability over unrecognized prior service cost for the year 2000 and was recorded as a separate component of other comprehensive income (loss) in accordance with paragraphs 37 and 38 of SFAS No. 87, "Employers' Accounting for Pensions."

Comprehensive income (loss), or the addition of net income (loss) and accumulated other comprehensive income (loss) was a loss of $60,600,000 and income of $21,500,000 for the nine months ended September 30, 2002 and 2001, respectively.

NOTE 10 - OTHER DEDUCTIONS - NET

The following table provides the components of other deductions - net:
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
	(Thousands of Dollars)

Interest income	$ (986)	$ (1,195)	$ (4,057)	$ (5,219)
Loss from unconsolidated equity investments	120	4,048	3,127	10,997
Write-down of unconsolidated equity investments	-	14,828	4,000	14,828
Other	1,004	(323)	1,504	70
	$ 138	$ 17,358	$ 4,574	$ 20,676

Other deductions - net improved approximately $17,200,000 primarily due to the absence of write-downs in the third quarter 2002 as compared with the write-downs in the third quarter 2001 of our investment and note receivable of $10,800,000 associated with MPCS and a write-down of our unconsolidated equity investment in iBEAM Broadcasting Corporation (iBEAM) of $4,000,000. The loss from unconsolidated equity investments also improved due to significant losses recorded in the third quarter 2001 from TWW and MPCS. We exited these joint ventures in the third quarter 2002.

Other deductions - net improved approximately $16,100,000 for the nine months ended September 30, 2002 as compared to the same period in 2001 primarily for the reasons indicated above. The loss from unconsolidated equity investments also decreased as the result of an adjustment of $2,700,000 to previously estimated expenses of TWW. The nine months ended September 30, 2002 reflected a write-down of unconsolidated equity investments of $4,000,000 associated with the investment and note receivable from MPCS compared to the write-downs that occurred for the nine months ended September 30, 2001 described above.

For more information on our unconsolidated equity investments, see Consolidated Financial Statements Note 5, "Unconsolidated Equity Investments," and Note 13, "Commitments."

NOTE 11 - EARNINGS (LOSS) PER SHARE OF COMMON STOCK

We compute basic net earnings (loss) per share of common stock for each period based upon the weighted average number of common shares outstanding. In accordance with SFAS No. 128, "Earnings per Share," diluted net earnings per share of common stock reflects the potential dilution that would occur if securities or other contracts, mainly options to issue common stock, were exercised or converted into common stock or resulted in the issuance of common stock that shared in our earnings. As we recorded a loss from continuing operations for the quarters ended September 30, 2002 and 2001, 3,470,050 and 3,131,502 outstanding options were excluded from the computation for diluted earnings per share. For the nine months ended September 30, 2002 and 2001, 3,470,050 and 3,131,502 outstanding options were excluded as we recorded a loss from continuing operations for these periods. The options were excluded because the result would have been antidilutive for the periods presented.

For comparative purposes, the following table shows consolidated basic and diluted net earnings (loss) per share.
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Basic:
Continuing Operations	$ (0.21)	$ (0.14)	$ (0.69)	$ (0.10)
Cumulative effect of change in accounting principle, net of income taxes	-	-	(0.01)	-
Discontinued Operations	-	(0.12)	0.06	0.30
Consolidated	$ (0.21)	$ (0.26)	$ (0.64)	$ 0.20

Diluted:
Continuing Operations	$ (0.21)	$ (0.14)	$ (0.69)	$ (0.10)
Cumulative effect of change in accounting principle, net of income taxes	-	-	(0.01)	-
Discontinued Operations	-	(0.12)	0.06	0.30
Consolidated	$ (0.21)	$ (0.26)	$ (0.64)	$ 0.20

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

The dispute with Qwest involves four separate legal actions in three separate forums. We discuss the arbitration and federal court proceedings, together with our two FCC claims, below.

Arbitration

On August 8, 2001, Qwest initiated an arbitration proceeding against us seeking damages that Qwest claims to have incurred resulting from two agreements entered into with us as a result of the June 30, 2000 acquisition. The Qwest initial demand for arbitration indicated that Qwest was seeking in excess of $47,000,000. Qwest's current request is approximately $95,000,000. The difference in the amount of the relief requested initially and the amount currently requested represents updated claims through September 30, 2002.

We answered Qwest's claim, denying we owe certain sums to Qwest, and have filed a counterclaim requesting relief from Qwest of approximately $43,000,000. Depending upon which Qwest claims against us are confirmed by the arbitration proceedings, we may have corresponding revenue and reimbursement claims against Qwest that we believe exceed $100,000,000, which we intend to pursue.

The arbitration hearing concluded on November 8, 2002. The arbitrator has informed the parties that he expects to render a decision within sixty days of the submission of final briefs, which are due on November 27, 2002. We are presently unable to predict if or when we would pursue these claims.

Federal Court

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

FCC

On February 11, 2002, Touch America filed a complaint with the FCC, asking the FCC to stop Qwest from selling long-distance services in a 14-state region in the form of capacity or lit IRUs in violation of the Telecommunications Act of 1996. On March 1, 2002, Touch America filed a second complaint with the FCC, alleging that Qwest had violated the FCC Merger and Divestiture orders that govern the Qwest/U S West Merger and Qwest's divestiture to Touch America of Qwest's in-region business.

Potential Effects

Due to a significant lack of information provided by Qwest relating to both revenues and expenses, it is difficult for us to determine with certainty the amounts we owe to Qwest or Qwest owes to us. Qwest has billed us approximately $141,000,000, which we have disputed and have not recognized as an expense on our Consolidated Statement of Operations. Qwest has also billed us amounts that we have not disputed and have accrued as expense in our Consolidated Statement of Operations. We have also billed Qwest for amounts, some of which Qwest has disputed. Due to a lack of availability of all relevant information, we have recognized only a portion of these billed amounts as revenue in our Consolidated Statement of Operations. As of September 30, 2002, the revenues recognized less amounts paid by Qwest resulted in a receivable from Qwest of approximately $208,000,000. Based on amounts accrued as expense less our payments to Qwest, at September 30, 2002, we had a payable to Qwest of $105,000,000. These receivable and payable balances result in a net receivable from Qwest of approximately $103,000,000. These estimates do not include the unspecified amounts claimed by Qwest and us in the Federal Court action described above.

Approximately $20,000,000 of the receivable is not included in the arbitration and will be sought through our normal collection practices. The remaining revenue and expense issues were or are expected to be included in arbitration. If it is ultimately determined by arbitration and by our normal collection practices that on a net basis we will collect less than $103,000,000 of the amounts we believe Qwest owes us, we would experience a negative impact on our Consolidated Statement of Operations. Conversely, if on a net basis, it is determined that Qwest owes us more than $103,000,000; we would experience a positive impact on our Consolidated Statement of Operations.

We are unable to predict the ultimate outcome of these matters, the timing of such an outcome, or how the outcomes or timing may affect our consolidated financial position, results of operations, or cash flows. As discussed in Note 3, "Liquidity," we face a potential loss of liquidity and, therefore, a judgment in the recently completed arbitration proceeding that either requires us to pay an amount to Qwest or fails to require Qwest to pay us a significant amount would have a material adverse effect on our cash position.

  SHAREHOLDERS' LAWSUITS

The Montana Power Company

On August 16, 2001, eight individuals filed a lawsuit in Montana Second Judicial District Court, Silver Bow County, naming MPC, eleven members of MPC's Board of Directors, three officers of both Touch America and MPC, and PPL Montana as defendants. Since September 2001, the complaint has been amended several times to name additional defendants, including Touch America, certain Touch America officers, and the purchasers of MPC's energy businesses.

In their most recent complaint, the plaintiffs allege that MPC and its directors and officers had a legal obligation and a fiduciary duty to obtain shareholder approval before the sale of its former electric generation assets, and its coal, oil and natural gas, and independent power businesses. The plaintiffs further allege that because MPC shareholders were not allowed to vote, these sales are void and the purchasers are holding these assets and businesses in constructive trust for the former MPC shareholders. Alternatively, the plaintiffs allege that MPC shareholders should have been allowed to vote on the sale of these assets and, if an appropriate majority vote was obtained in favor of the sales, the shareholders should have been given dissenters' rights. The plaintiffs also make various claims of breaches of duty and negligence against the MPC Board of Directors, and the individual officers and the other named defendants.

On August 1, 2002, the state District Court granted class certification to the plaintiffs and denied MPC's and the other defendants' motions to dismiss the complaint. Touch America has since been named as a defendant. The plaintiffs allege that MPLLC and Touch America have succeeded to the liabilities and obligations of MPC described in the complaint. It is our position that because of the merger between MPC and MPLLC, in which the obligations of MPC vested in MPLLC by operation of law and the merger documents, as long as MPC remains a defendant in the case, both potential liability and insurance coverage for the case remain with MPLLC. MPLLC has changed its name to NorthWestern Energy L.L.C. (NWE). By order entered on October 24, 2002, and confirmed on November 4, 2002, the District Court joined NWE as a defendant, finding, consistent with our position, that NWE is the successor in interest to the liabilities of MPC. However, prior to this Order, NorthWestern and NWE had provided us with notices requesting that we indemnify NorthWestern and NWE for liabilities relating to this lawsuit. We have disputed this claim. For further information, refer to the "Sale of MPLLC/Utility Business - Indemnity Obligations" section below.

We believe that MPC and its former directors and officers, and Touch America and its officers, have fully complied with their statutory and fiduciary duties. Accordingly, the lawsuit is being defended vigorously. We cannot predict the ultimate outcome of this matter or how it may affect our consolidated financial position, results of operations, or cash flows.

Touch America and Robert P. Gannon Individually

On June 11, 2002, a complaint was filed in the United States District Court for the District of Montana against Touch America Holdings, Inc. and Robert P. Gannon alleging violations of the federal securities laws, including the antifraud provisions of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The defendants were served in July 2002 and the parties have entered into a stipulation providing that no responsive pleadings are due until forty-five days after both: (i) the appointment of a lead plaintiff by the Court; and (ii) the filing and service by such lead plaintiff of an Amended Consolidated Complaint.

In July and August 2002, several additional complaints containing essentially the same substantive allegations as the first complaint were filed in the United States District Court for the District of Montana. We believe the court is likely to consolidate these similar complaints as one joint action.

We believe that we have fully complied with relevant statutory and fiduciary duties and are defending the above lawsuits vigorously. We cannot predict the ultimate outcome of these matters or how they may affect our consolidated financial position, results of operations, or cash flows.

Executive Officers and Members of the Board of Directors

On August 8, 2002, three shareholders filed a complaint for legal and equitable relief in the Montana Second Judicial District Court, Silver Bow County. The named defendants are four executive officers of Touch America Holdings, Inc.: Messrs. Gannon, Pederson, Meldahl, and Zimmerman. Also named as defendants are members of our Board of Directors: Ms. Tucker Hart Adams, Mr. Thomas Ashburn, Mr. Alan F. Cain, Mr. R.D. Corette, Ms. Kay Foster, Mr. John R. Jester, Mr. Carl Lehrkind III, Ms. Deborah D. McWhinney, and Mr. Noble E. Vosburg. Touch America Holdings, Inc. was named as a nominal defendant.

The plaintiffs seek to impose a constructive trust on, and obtain, $5,400,000 paid by the Company to Messrs. Gannon, Pederson, Meldahl, and Zimmerman pursuant to buyouts of these executives' Change in Control Agreements.

We believe that the officers and the members of the Board of Directors have fully complied with the law and their fiduciary duties and are defending the above lawsuits vigorously. At this early stage, however, we cannot predict the ultimate outcome of these matters or how they may affect our consolidated financial position, results of operations, or cash flows.

Touch America, The Montana Power Company Retirement Plan Committee, Robert P. Gannon, and Jerrold P. Pederson

On or about September 12, 2002, two individuals filed a lawsuit in the United States District Court for the district of Montana against Touch America Holdings, Inc., The Montana Power Company Retirement Plan Committee, Robert P. Gannon, and Jerrold P. Pederson, on their own behalf and on behalf of a purported class of similarly situated individuals. The plaintiffs in the complaint allege that the named defendants were liable for breaching their fiduciary duties under the Employee Retirement Income Security Act of 1974 (ERISA). Even though neither NorthWestern nor NWE was named as a defendant in this case, this matter was the subject of an indemnity claim from NorthWestern and NWE dated September 26, 2002. We have disputed this claim. For further information, refer to the "Sale of MPLLC/Utility Business - Indemnity Obligations" section below.

In October and November 2002, several additional complaints were filed in the United States District Court for the District of Montana against Touch America Holdings, Inc., Northern Trust Corporation, Pamela K. Merrell, Tucker Hart Adams, Alan F. Cain, John G. Connors, R.D. Corette, Kay Foster, John R. Jester, Carl Lehrkind, III, Deborah D. McWhinney, Noble E. Vosburg, Robert P. Gannon, and Jerrold P. Pederson. These complaints contain essentially the same substantive allegations as the first complaint, and we believe the court is likely to consolidate these similar complaints as one joint action.

We believe that Touch America Holdings, Inc. and its officers have fully complied with their statutory and fiduciary duties and are defending the lawsuits vigorously. We cannot predict the ultimate outcome of these matters or how they may affect our consolidated financial position, results of operations, or cash flows.

  SALE OF MPLLC/UTILITY BUSINESS - INDEMNITY OBLIGATIONS

Pursuant to the provisions of the September 29, 2000 Unit Purchase Agreement with NorthWestern, we have agreed to indemnify: i) NorthWestern, and ii) MPLLC, which has been renamed NorthWestern Energy, L.L.C. (NWE), for certain adverse consequences which may arise following the sale. Such indemnity obligations are summarized below, but the specific obligations are set forth in, and subject to, the applicable provisions of the Unit Purchase Agreement. Pursuant to the Unit Purchase Agreement, we have no obligation to indemnify NorthWestern or NWE for matters other than those set forth in the Unit Purchase Agreement. Therefore, except for such specified indemnity provisions, we believe all obligations of MPC are not our obligations but are the obligations of MPLLC/NWE.

Under the Unit Purchase Agreement, we agreed to indemnify NorthWestern and NWE for adverse consequences with respect to:

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
  Environmental - certain environmental losses as specified in the Unit Purchase Agreement. The obligations of MPLLC/NWE to indemnify PPL Montana for environmental matters under the terms of the October 31, 1998 Asset Purchase Agreement could, in turn, be claimed by NorthWestern and NWE as subject to our indemnity obligation to them under the Unit Purchase Agreement. However, the indemnity obligation is subject to the following conditions: (i) it will not apply until the total amount of the environmental losses exceed $50,000,000; (ii) we would be liable for the next $25,000,000 of environmental losses; (iii) we would also be liable for 50 percent of all environmental losses in excess of $75,000,000 in the aggregate; and (iv) there is an indemnity "cap" of $100,000,000. This obligation continues for 5 years through February 15, 2007; and
  Specific Litigation - specific litigation and claims listed in a schedule to the Unit Purchase Agreement. Eight specific cases are listed on the schedule, five of which have been settled since the Unit Purchase Agreement was executed, resulting in three active cases to which the indemnity obligation is applicable. In two of those cases, the trial court ruled in favor of MPC. The Plaintiffs in those cases have appealed to the Montana Supreme Court. The third active case is in the pre-trial discovery stage. These cases were part of the indemnity claim from NorthWestern and NWE as explained below.

By letters dated July 22, 2002, July 31, 2002, and September 26, 2002, NorthWestern and NWE provided us with notices asserting indemnity claims on a variety of matters, including certain litigation and other matters noted above. Because many of the matters do not provide the amount claimed, the total amount at issue is not set forth in the notices. We have disputed nearly all of the indemnity claims. The claims include environmental matters, including the PPL Montana claims discussed above, and we have disputed all environmental claims on a number of grounds, but primarily because the claim does not indicate NorthWestern and NWE have suffered any environmental loss, and as explained above, a loss exceeding $50,000,000 is required before the indemnity obligation applies. The non-environmental claims we did not dispute consist of the PPL Montana electric supply agreement invoice claim discussed above, certain litigation listed in a schedule to the Unit Purchase Agreement as explained above, and a lawsuit in which NorthWestern was named a defendant involving MPC's former independent power business, which falls under the "Divestiture" indemnity obligation discussed above. This lawsuit is discussed in the "Sale of Continental Energy" section below. The case is in its initial stages, and we have not yet responded to the lawsuit on behalf of NorthWestern. We met with representatives of NorthWestern in October 2002, and discussed the indemnity claims, but no claims were resolved except for one immaterial matter.

We are unable to predict the ultimate outcome of these various indemnity obligations, or how these matters may affect our consolidated financial position, results of operations, or cash flows.

  SALE OF COAL OPERATIONS

On April 30, 2001, MPC sold its coal operations to Westmoreland Coal Company, which disputed our proposed post-closing adjustments that would have required Westmoreland to make an additional payment to us of $9,003,000 under the terms of the Stock Purchase Agreement. Westmoreland submitted proposed post-closing adjustments, which would have required us to make a payment to Westmoreland of approximately $31,000,000. Westmoreland subsequently filed, on October 29, 2001, an indemnity claim under the September 15, 2000 Stock Purchase Agreement between Westmoreland and Entech, which reflects the above-adjustments claim of $31,000,000. On November 21, 2001, we responded to the indemnity claim and disputed all claims. On November 26, 2001, Westmoreland filed a petition in State Court in New York asserting that the matters in dispute should be resolved under the arbitration process for post-closing adjustments provided for in the Stock Purchase Agreement. On January 18, 2002, the New York state trial court entered an order granting Westmoreland's petition. Entech appealed the order, and on July 2, 2002 the New York intermediate appellate court issued a decision affirming the trial court's decision. On August 8, 2002, we filed a motion to appeal the decision to the final appellate court in New York, the Court of Appeals. On October 24, 2002, the Court of Appeals granted our motion and it will hear and decide the case, although a decision is not expected for several months. We also intend to move for a stay of the arbitration process, and motions pending before the trial court impacting the arbitration process, until the appeal is decided. Our position is that the vast majority of Westmoreland's post-closing adjustments claims are subject to the indemnity claim process under the Stock Purchase Agreement, not the arbitration process, and we expect the Court of Appeals decision to address this issue. Prior to the Court of Appeals activity, both parties agreed upon an independent accounting firm to serve as the arbitrator to resolve the parties' disputes over the post-closing adjustments, but the arbitration process depends on the outcome of the motion for a stay, and the Court of Appeals decision. We are currently unable to predict the outcome of this dispute or how it may affect our consolidated financial position, results of operations, or cash flows.

With respect to income taxes, because we file a consolidated federal income tax return, we agreed to accept liability for the coal operations' income taxes for periods ending prior to or on the closing date of the sale of those operations.

  SALE OF CONTINENTAL ENERGY

On February 21, 2001, MPC sold Continental Energy, the independent power production business, to CES Acquisition Corp (CES Acquisition). We have agreed, because we file a consolidated federal income tax return, to accept liability for the income taxes of Continental Energy and its subsidiaries for periods ending prior to, or on the closing of, the sale of that business.

We also agreed to indemnify CES Acquisition and Continental Energy for claims arising out of projects in which Continental Energy had an ownership interest at one time, but sold prior to closing of the CES Acquisition transaction. In this regard, CES Acquisition submitted an indemnity claim to us with respect to a lawsuit filed on June 14, 2002 in state District Court in Johnson County, Texas, and subsequently moved to United States District Court for the Northern District of Texas. CES Acquisition and Continental Energy are defendants in the case, along with approximately thirty other defendants. This lawsuit relates to the Tenaska-Cleburne project near Cleburne, Texas, in which Continental Energy had an ownership interest through a wholly owned subsidiary. Continental Energy sold its interest in the project in 2000 and therefore, it falls under the above-described indemnity obligation. Accordingly, we have agreed to defend and indemnify CES Acquisition and Continental Energy in this case. The case is in its initial stages, and we have not yet responded to the lawsuit on behalf of CES Acquisition and Continental Energy.

We are currently unable to predict the outcome of this case or how it may affect our consolidated financial position, results of operations, or cash flows.

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

One of these contracts generates significant revenue. In 1999, the customer prepaid for a portion of the services provided under this contract. We are obligated to provide these services for a remaining term of approximately 8 years. We are recognizing the unamortized prepaid amount received for these services, $177,100,000, in revenues over the term of the contract. Other services that we provide to this customer under this contract generate approximately $1,300,000 in cash revenues per month. The pricing for these services, which we are obligated to provide for a remaining term of approximately 30 months, is above current market rates. We have continued to receive payment from our customer for post-bankruptcy services provided pursuant to this contract. However, unpaid prepetition accounts receivable from this customer are approximately $954,000. We are unable to predict whether this contract will be affirmed, assigned, or rejected in the bankruptcy proceedings. However, should the customer reject this contract - or successfully negotiate an amendment that contains lower pricing - it could have a material adverse effect on our consolidated financial position, results of operations, and cash flows.

  MISCELLANEOUS

We and our subsidiaries are parties to various other legal claims, actions, and complaints arising in the ordinary course of business. We do not expect the conclusion of any of these matters to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

NOTE 13 - COMMITMENTS

  AT&T CONSTRUCTION PROJECT

In October 1999, we entered into a contract to construct a high-speed, fiber optic network for AT&T. The contract allows us to install our own fiber optic network at the same time and along the same routes we are constructing for AT&T. The network will span more than 4,300 miles and will cover six different routes in the West, Pacific Northwest, Northern Rocky Mountains, and Midwest. The contract contains capped performance incentives and penalties to encourage completion of the project by the targeted dates. We estimate the cost of the project at $715,000,000, of which $592,500,000 was expended between 2000 and September 30, 2002. The estimated costs and capital expenditures include the cost of fiber purchased from AT&T by Touch America. An additional $122,500,000 of costs, including fiber, is budgeted for the remainder of the project, which is expected to be complete in mid-2003. The increase of approximately $114,700,000 in the total project cost from the estimate provided in our December 31, 2001 Annual Report on Form 10-K is primarily the result of a settlement with Williams Communications, L.L.C., increased right-of-way costs, increased management and inspection costs, increased contractor costs, the exit of our joint venture partner from AFT discussed below, and an increase in the overall route miles being constructed.

In the fourth quarter 2002, we entered into an amendment to our contract with AT&T providing for the establishment and funding of an escrow account, from which most contractors and subcontractors performing construction work or providing supplies will be paid. The amendment, which helps to preserve our cash position, nets all amounts owed between AT&T and us under the original contract, including payments by us to AT&T for fiber. We are required to fund $20,000,000 cash into the escrow account over a four month period beginning in November 2002 and AT&T is required to fund $23,000,000 cash into the escrow account over the same four months. At the end of the four months, most contractors and subcontractors who performed services or provided supplies are to be paid from the $43,000,000 in the escrow account.

AT&T has taken a first priority security interest in our conduit along various segments of the system being constructed. The security interest will be released when we repay AT&T all amounts owed, which, at the end of March 2003, we estimate would be approximately $8,000,000, and when we have performed all of our obligations under the contract.

  BACK OFFICE SYSTEM INSTALLATION

Siemens Carrier Networks, L.L.C.

In February 2001, we contracted with Siemens Carrier Networks, L.L.C. to install, implement and maintain Touch America Business Solutions (TABS). TABS is our new provisioning, order entry, and billing system. We have paid $18,400,000 between 2001 and September 30, 2002 to install and maintain TABS. Siemens has billed Touch America approximately $5,800,000, which we have disputed. We are not able to predict the outcome of this dispute at this time.

  UNCONSOLIDATED EQUITY INVESTMENTS

We have entered into various strategic alliances to expand our network and increase our revenues. In accordance with the agreements governing these relationships, we are committed to contribute capital at various times. For further information regarding these unconsolidated equity investments, see Consolidated Financial Statements Note 5, "Unconsolidated Equity Investments."

TW Wireless, L.L.C.

We own a 49.9 percent interest in TWW, a joint venture with Qwest, to provide wireless telecommunications service in an eight-state region of the Pacific Northwest and Upper Midwest. Both companies contributed PCS licenses to the venture. As of September 30, 2002, we had contributed approximately $52,800,000 toward the cost of the wireless infrastructure, of which $12,900,000 was contributed in 2002.

Pursuant to the requirements of the LLC Agreement, we provided Qwest written notice of our voluntary termination of our participation in the joint venture on July 16, 2002. The terms of the LLC Agreement require TWW or Qwest to acquire our interest for 90 percent of the fair market value of our Class A Units with payment of 50 percent of this amount due by mid-January of 2003. The remaining 50 percent is due one year after the first payment. Qwest or TWW is required to pay us a total of $22,000,000 for our Class B Units under the same payment terms. Because we do not agree on the value of our Class A Units, we have initiated the process required by the LLC Agreement to make this determination. This process will be completed in the fourth quarter 2002. We cannot predict the result of this fair market value determination process, and therefore have not recorded or anticipated income or loss associated with the termination of our participation in the joint venture. At this time, we believe no impairment exists. Because our membership in TWW terminated thirty days after our delivery of our notice of voluntary termination, no further capital contributions to TWW are required of us.

  OTHER

Minnesota PCS, L.P.

During the third quarter 2002 we completed our exit from our investment in MPCS. We received cash proceeds from the sale of PCS licenses totaling $2,000,000. The remaining note receivable of $8,100,000 was exchanged with MPCS for 10,000,000 shares of privately held Series C preferred stock in Monet, subject to certain restrictions as stated in the Monet Mobile Network, Inc. Amended and Restated Investors' Rights Agreement.

During the second quarter of 2002, we recorded a write-down of $4,000,000 related to this investment, and we recorded a $10,800,000 write-down related to this investment in the third quarter of 2001.

We have no further commitments or obligations under this joint venture.

American Fiber Touch, L.L.C.

In January 2000, we formed AFT, a 50-50 joint venture with AEP, a subsidiary of American Electric Power, to connect national and regional fiber optic networks between Plano, Illinois and St. Louis, Missouri as part of our AT&T construction project. We expect this network will make up 296 miles of the 4,300-mile fiber optic network discussed above.

During July 2002, we entered into a Unit and Release Agreement with AEP in which we acquired AEP's interest. An IRU agreement was also entered into with AEP for an additional twelve fibers from St. Louis, Missouri to Plano, Illinois.

We expect to complete construction of this route in the fourth quarter 2002 at an estimated total net cost of $44,500,000. At September 30, 2002, we had contributed approximately $31,200,000 for construction costs, and we plan to contribute another $1,200,000 during the remainder of 2002. AEP also contributed $12,100,000.

For additional information regarding certain unconsolidated equity investments, see Consolidated Financial Statements Note 5, "Unconsolidated Equity Investments."

Sierra Touch America, L.L.C.

In May 2000, we formed STA, a 50-50 joint venture with SPC, a subsidiary of Sierra Pacific Resources, to construct a 750-mile segment between Sacramento, California and Salt Lake City, Utah as a part of our AT&T construction project. STA is constructing this route and expects to complete it in the second quarter 2003 at an estimated total project cost of $189,000,000. Upon completion, we will own four of the eight conduits of the network and will transfer three to AT&T and exchange another with a third party. STA will retain ownership of the remaining four conduits. To date, we have contributed approximately $42,600,000 to the joint venture and have paid approximately $64,400,000 toward the purchase of the four conduits. The terms of the joint venture agreement give STA a partial interest in the metropolitan fiber networks that Sierra Pacific Communications operates in Reno, Nevada and Las Vegas, Nevada.

On September 9, 2002, we entered into a Unit Redemption, Release and Sale Agreement (Agreement) with SPC and STA. Under the terms of the Agreement, SPC's interest in STA was redeemed for $13,500,000. In addition, SPC purchased from STA a conduit extending the entire length of the route from Sacramento, California to Reno, Nevada and certain Metro Conduit in Reno, Nevada. SPC and STA also entered into an IRU agreement allowing SPC the use of sixty strands of fiber between Sacramento, California and Salt Lake City, Utah and two conduits extending between Reno, Nevada and Spanish Fork, Utah. The total purchase price of the assets is $48,500,000. SPC and STA agreed to apply the redemption proceeds against the total purchase price. The assets secure the remaining balance of $35,000,000, which has been reduced by a prepayment of $4,375,000. Payments will commence on July 31, 2003 with a final payment due June 30, 2004.

Capital Lease

In February 2000, we entered into a Reciprocal IRU Lease and Exchange Option Agreement with PF.Net Construction Corp. (PF.Net), a subsidiary of Velocita Corp. This agreement is for reciprocal 20-year IRU leases for fiber and conduit, with a mutually exercisable option to extend the terms of these IRU leases at a future date. Under the original agreement, Touch America would lease approximately 5,900 route miles from PF.Net, and PF.Net would lease approximately 4,400 route miles from Touch America. To compensate PF.Net for the difference in route miles exchanged, Touch America would pay PF.Net $48,500,000, payable as construction of the PF.Net system progresses. Beginning in July 2002 when we received rights to the route miles, we began amortizing this payment to expense over the 20-year IRU lease term. As of September 30, 2002, Touch America has paid PF.Net approximately $29,100,000, and has received rights to approximately 2,700 route miles of PF.Net's system. PF.Net and its parent company recently liquidated their assets, with AT&T purchasing certain of those assets. We have not yet received notice as to whether AT&T assumed our contract with PF.Net and, therefore, we cannot predict whether AT&T will complete construction pursuant to the terms of the amended contract. If AT&T assumes our contract with PF.Net and completes construction of the unfinished routes of the PF.Net system by July 31, 2003, then Touch America will likely be required to pay the remaining $19,400,000 balance.

NOTE 14 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 eliminates amortization of goodwill and other indefinite-lived intangibles. These assets will now be subject to annual impairment tests, or more frequent tests if impairment indicators arise. We have also evaluated the useful lives assigned to our intangible assets. Any intangible asset with a finite life will continue to be amortized over that life. The amortization provisions of SFAS No. 142 apply to goodwill and other intangibles subsequent to their acquisition. We adopted the provisions of SFAS No. 142 in the first quarter 2002. In connection with the adoption of SFAS No. 142, we reclassified approximately $2,200,000 of our intangible assets to goodwill as of the beginning of this fiscal year. We will no longer record approximately $600,000 of amortization relating to the existing goodwill and indefinite-lived intangibles annually, as adjusted for the above reclassifications.

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. We completed this first step of the goodwill impairment test during the second quarter 2002. The second step of the goodwill impairment test, which measures the amount of any impairment loss (measured as of the beginning of the year of adoption), must be completed by the end of our fiscal year. Intangible assets deemed to have indefinite lives will be tested for impairment using a one-step process, which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year. Under the provisions of SFAS No. 142, we tested the goodwill for impairment by comparing the fair value of the goodwill to its carrying amount, and determined that the goodwill was impaired. We wrote off the net book value of goodwill and recorded the transitional impairment loss as a cumulative effect of a change in accounting principle, effective January 1, 2002. The impairment loss, net of income taxes, was approximately $1,400,000. The result was a decrease to basic and diluted earnings per share of $0.01 for the quarter ended March 31, 2002 and nine months ended September 30, 2002.

In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS No. 121. We adopted the provisions of SFAS No. 144 in the first quarter 2002. Adoption of this pronouncement did not have a material impact on our financial position, results of operations, or cash flows. Given the challenges discussed in Item 2, "Management's Discussions and Analysis of Financial Condition and Results of Operations" along with various events that have occurred during the year, we believe that a thorough SFAS No. 144 analysis for impairment of our network assets is warranted. We have completed this analysis, and we have determined that no impairment currently exists. As this analysis incorporates various judgments and estimates made by management, changes in circumstances could cause us to reevaluate our assessment in the future.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion in conjunction with the statements included in our Annual Report on Form 10-K for the year ended December 31, 2001 and our Amended Annual Report on Form 10-K/A for the year ended December 31, 2001 under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

We are including cautionary statements herein to make applicable and take advantage of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us, or on our behalf, in this Form 10-Q. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions, and other statements, which are statements other than those of historical fact. These forward-looking statements include, among others, loss of liquidity, financing needs and availability, revenue and cost trends, expense reduction strategies, pricing strategies, planned capital expenditures, and changes in the telecommunications industry. Forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "believes," and similar expressions. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date that we file this Form 10-Q.

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

  The ability to effectively manage our liquidity and cash position;
  The ability to secure financing on reasonable terms as required;
  Successful resolution of indemnity claims and litigation and arbitration proceedings;
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
  The ability to develop and market telecommunications services;
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

CHALLENGES FACING THE TELECOMMUNICATIONS INDUSTRY AND OUR COMPANY

In the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K for the year ended December 31, 2001, we addressed risks facing our Company and the industry in which we operate in a section entitled "Challenges Facing the Telecommunications Business and Our Company." Since the date of our Form 10-K, we have experienced material losses from operations and a material loss of liquidity. We continue to face significant challenges, including industry challenges and those that are specific to our Company. We have updated below our material risks. Additional discussions of the challenges we face are included under other headings in this section of our Form 10-Q.

The challenges discussed below will have a material effect on our Company in the future. In addition to the other possible effects discussed below, these challenges could also result in requiring us to sell assets or business segments or otherwise restructure our business, which could result in the loss of key customers, vendors and employees. Further, there are substantial risks and uncertainties, including, but not limited to, those discussed below, could cause our actual results to differ from our current expectations.

We Face Significant Liquidity Challenges and May Seek Bankruptcy Protection

The principal risk our Company currently faces is a loss of liquidity. As of November 19, 2002, we had approximately $17,000,000 of cash available. We estimate that we will end the year with approximately $20,000,000 of cash on hand, although we cannot assure that all of the assumptions underlying our forecast will be accurate. Unless we are able to sufficiently increase our cash flow from operations, secure outside financing, and/or achieve a favorable result in our arbitration with Qwest, we do not believe that we will have sufficient cash available to continue to operate beyond the first quarter 2003. Based on the current business environment, we do not believe we will be able to generate positive cash flow from operations by that time. Therefore, we will either need to secure outside financing or achieve a successful outcome in our Qwest arbitration to provide funds to meet our cash needs before that time. If we are unable to timely obtain sufficient financing or achieve a successful resolution in our dispute with Qwest, we may seek bankruptcy protection. To date, we have not been able to secure outside financing on acceptable terms. While we continue to seek outside financing, we cannot assure that financing from banks, the capital markets, or other sources will be available on acceptable terms in the timeframe we require. Similarly, we are unable to predict the outcome of the Qwest arbitration or the timing of such outcome. Regardless of whether we file for relief under the Bankruptcy Code, we may be required to sell assets or business segments or otherwise restructure our business, which could result in the loss of key customers, vendors and employees.

We May Be Required to Make Payments That Require Funds We Otherwise Need for Our Ongoing Operations

Until we can achieve a positive cash flow, we continue to rely on our cash reserves to fund our ongoing operations. If we are required to make payments in connection with litigation or other claims, including indemnity claims relating to the sale of our non-telecommunications businesses, the payment of such obligations could materially adversely affect our ability to continue funding our operations and other commitments.

Traffic Volume on Our Network Must Increase and Our Expenses Must Decrease for Us to Generate Positive Cash Flow

We must increase the volume of data and dedicated private line services on our network, and decrease our expenses, to realize a positive cash flow. This challenge could be very difficult given that Qwest may be allowed to re-enter the long-distance business next year in the 14-state region that it sold to us in June 2000. We need to continue to develop commitments with new customers, as well as increase commitments from our current customers. In order to become cash flow positive, we also need to successfully cut our overall costs while still providing a means whereby our revenues can increase. If we are unable to timely increase the data and dedicated private line traffic on our network, and to decrease our overall costs in a timely manner, our ability to achieve positive cash flows will be materially adversely affected.

Current Economic Conditions Affect the Financial Position of Telecommunications Services Providers, Including Our Company

The duration and extent of the current U.S. economic downturn directly affects the telecommunications industry in which we operate, decreasing demand for products and services and diminishing the financial stability of some of our customers. The economic downturn has especially impacted the sector of the telecommunications industry in which we operate, which relies upon selling fiber optic capacity. Service providers, including us, face significant financial challenges resulting directly from lower prices for products and services and increased difficulty in collecting revenue from customers. As a result of these and other factors, a number of fiber optic network companies have filed for bankruptcy protection, while others are exploring restructuring options.

Intense Competition Exists among Telecommunications Services Providers

The continuing economic slowdown and significantly lower-than-expected demand for fiber optic network capacity and related services have resulted in intense price competition among us and our competitors. Price competition affects sales and cash flows, as well as profitability. We expect to continue to experience intense price competition due to these conditions.

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

Qwest Dispute Resolution is Complex and Results Could Be Unsatisfactory

As described in the Consolidated Financial Statements Note 12, "Contingencies," we are disputing a number of important and complex matters with Qwest, including Qwest's failure to allow us to obtain the economic benefits of our June 2000 acquisition from Qwest of numerous customers, facilities, and service contracts. These disputes are subject to separate proceedings before an arbitrator, the FCC, and a federal court. While we believe we are correct in our allegations and defenses relating to these disputes, we cannot predict their ultimate outcome.

Qwest remains our largest customer. In addition to what we believe Qwest owes us for past services, Qwest continues to pay less than the amounts we bill for the services we provide to it on an ongoing basis. If we do not receive full and timely payment for the services we provide to Qwest, our cash flow from operations will continue to be adversely affected.

In addition, Qwest continues to reduce the overall level of services it purchases from us, which continues to materially and adversely affect our revenues. Recently, Qwest has notified us that it will remove its Internet business from our network when and if it receives approval to provide long-distance service in the 14-state region that it sold to us in June 2000. This business is currently averaging approximately $3,000,000 per month net of costs.

We believe we have mitigated some adverse consequences by becoming less dependent on Qwest-provided systems and networks and, by the end of first quarter 2003, we expect to have migrated all traffic that can physically be migrated from Qwest's network to our network or the networks of other providers. If Qwest continues to reduce the services it purchases from us, our revenue will be further materially and adversely affected.

Our TABS System May Not Permit Us to Properly Realize All of Our Revenue for Past Services We Have Provided

In February 2002, we began to utilize our new TABS system, a provisioning, order entry, and billing system. During the period from February to May 2002, the TABS system did not properly rate and attribute to customers a significant amount of revenue. As a result, during the second quarter we recorded an adjustment of $10,300,000 to our unbilled revenue accrual mostly relating to customer accounts that we transitioned from Qwest's billing system, which were not properly recorded by our TABS system. While we will continue to seek to bill these minutes, with the passage of time, the collection of these amounts becomes less likely. TABS has performed well for customers we have acquired post-acquisition and for a substantial number of Qwest-acquired customers for whom data properly migrated from Qwest's systems to TABS.

Some of Our Creditors May Not Be Able to Pay Us Because They Are or May Become Bankrupt or Otherwise Unable to Pay

A portion of our revenue is derived from service contracts with other fiber optic network and related service providers. Given the current economic environment and challenges facing our industry, a number of these providers have declared bankruptcy or are facing other serious financial challenges. This sector-wide condition has affected and may continue to affect our ability to receive payment for monies due us and could materially adversely affect the cash flow from operations we are able to realize.

The New York Stock Exchange May Delist Us

During the third quarter 2002, we received notification from the New York Stock Exchange (NYSE) that we are not in compliance with NYSE listing standards. Among other requirements, the NYSE requires that we maintain: (a) total market capitalization of at least $50,000,000 over any 30 consecutive trading-day period and stockholders' equity of at least $50,000,000, and (b) a share price of not less than $1.00 over any 30 consecutive trading-day period. The NYSE notice referenced our noncompliance based on the average closing price of our common stock on the NYSE, which has been below $1.00 for more than 30 consecutive trading days. We have until approximately April 1, 2003 to increase our share price and average share price back above $1.00. We are also at risk of noncompliance with the NYSE's market capitalization requirement. If necessary, we may seek to cure the NYSE price condition by taking action that would require approval of our shareholders. If we take this action, we must inform the NYSE, obtain shareholder approval by no later than our next annual meeting, and must implement the action promptly thereafter. The price condition would be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above $1.00 per share for at least the following 30 trading days.

We have acknowledged receipt of the NYSE noncompliance notice and expect to consider all reasonably available actions to seek to cure the deficiency noted.

We cannot provide assurance that our common stock will meet NYSE listing requirements, including but not limited to, the above requirements. If we do not meet NYSE's listing requirements, the NYSE may commence proceedings to delist our common stock. If our common stock were delisted and not listed on another exchange, our shares would become significantly less liquid, more difficult to dispose of, and would be less-readily quoted.

Network Service Provisioning and Delivery Delay Will Adversely Affect Our Operations

Like all telecommunications service providers, we sometimes experience delays in provisioning and delivering network services. This can be caused by a delay in obtaining capacity from other providers, inadequate local connectivity, delayed receipt of equipment from vendors, and inefficient operating systems and controls. Provisioning and delivery delay adversely impact revenue and customer perception of our service quality. Because all telecommunications service providers' networks must rely on other carriers, some service delivery delays will continue to be part of the telecommunications business for the foreseeable future. We cannot guarantee our systems will meet our provisioning and service delivery goals.

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

  Valuation of acquired businesses and assets - Certain business acquisitions may result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment loss that we will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that could affect our financial condition and results of operations. Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are instead subject to annual impairment tests, or more frequent tests if impairment indicators arise. Future events could cause us to conclude that impairment indicators exist and that certain assets are impaired.
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
  Allowance for Doubtful Accounts and Sales Credits - We evaluate and maintain allowances for doubtful accounts and sales credits. Periodically, we perform an analysis of our allowances to determine whether they accurately reflect our best estimates of customer account balances that will not be collected. Our analysis considers current customer balances, the composition of our customer base, recent economic conditions, historical collection results, bankruptcy filings, and other factors. We continually monitor bankruptcy proceedings to assess the potential impact on our allowance for doubtful accounts. Our analysis requires us to make subjective judgments, based upon what we believe are reasonable and supportable assumptions, of those customer balances that will not be collected. Depending upon our actual collection results, our allowances for doubtful accounts and sales credits might not be sufficient to adequately provide for uncollectible customer balances, requiring us to increase our allowance in future periods.

STRATEGY AND OUTLOOK

Our objective is to seek to achieve profitability necessary to address our liquidity needs. In an effort to achieve profitability, we are:

  Retaining and growing our customer base;
  Targeting product lines with higher margins; and
  Reducing labor and other operating, sales, and administrative costs.

Industry-wide challenges and our own difficulty in executing our business plan, however, have materially adversely affected our ability to achieve the results we seek. We expect that for the remainder of 2002, our voice revenues will continue to decline, but our private line and data product revenues will increase over results of the first nine months of the year. Voice revenues have declined as reseller voice customers have left our system for lower prices and for billing services we have not delivered them. Work to address critical operating issues, such as the circuit inventory for our integrated order entry, provisioning and billing system, the rate of calls falling into the billing system error file, and the backlog of unused offnet circuits to be disconnected is producing positive results. We expect the rate of systems operations improvement to increase, month over month, as we continue to address these systems operations. Increased revenue and lower costs resulting from our work is affirming our confidence in the ability of our integrated order entry, provisioning and billing system to deliver quality customer care.

Our actions to increase revenues and reduce costs to timely improve our cash flow and address our liquidity needs have not produced the full measure of intended improvements. We had previously reduced our labor force by 126 persons this year and a further reduction of 62 persons was implemented in the fourth quarter 2002. We have substantially reduced our offnet network costs although we believe further reductions are necessary. We expect additional cost savings from executive salary and board compensation reductions expected to be implemented in the fourth quarter. Other possible alternatives, such as the potential to restructure our business to exit certain business lines could produce more cost reductions.

For further information, refer to Consolidated Financial Statements Note 3, "Liquidity" and "Challenges Facing the Telecommunications Industry and Our Company" discussed above.

RESULTS OF OPERATIONS

The following discussion describes significant events or trends that have had an effect on our operations or which we expect to have an effect on our future operating results.

FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001

  LOSS PER SHARE - BASIC

Touch America Holdings, Inc. reported a consolidated basic net loss of $0.21 per share in the third quarter 2002 as compared with the third quarter 2001 consolidated basic net loss of $0.26 per share.

  CONTINUING OPERATIONS

The loss from continuing operations increased $7,000,000, from a loss of $13,900,000 in the third quarter 2001, or $0.14 per share, to a loss of $20,900,000, or $0.21 per share, for the same period in 2002.

Revenues

Revenues decreased $68,900,000, or 47 percent, from $145,500,000 in the third quarter 2001 to $76,600,000 for the same period in 2002. For comparative purposes, the following table shows the breakdown of revenues.

	Quarters Ended
	September 30,
	2002	2001
	(Thousands of Dollars)

REVENUES:
Voice	$ 24,200	$ 71,400
Private line	19,900	34,300
Access and other	11,900	19,900
Internet services	16,800	13,600
ATM/Frame relay	3,800	6,300
	$ 76,600	$ 145,500

Voice revenues for the third quarter 2002 decreased $47,200,000, or 66 percent, primarily due to Qwest's removal of approximately $21,500,000 of its traffic from our network. We have reduced lower-margin wholesale voice business and have lost business to other carriers, both of which have contributed to the decline in voice revenues. Private line revenues, which include dedicated point-to-point capacity on our network, decreased by $14,400,000, or 42 percent, partially due to a loss of customers, including those who switched to other carriers, and $4,500,000 of revenue from a short-term contract in the third quarter 2001, which expired in late 2001. Access and other revenues decreased by $8,000,000, or 40 percent, partially due to Qwest's withdrawal of approximately $7,600,000 in circuit access revenue. Equipment sales also declined by $1,400,000 because we exited this business in late 2001.

Internet services revenues increased by $3,200,000, or 24 percent, primarily due to an increase in these services that we provide to Qwest's customers. ATM/Frame relay revenues, which include network services for data, video, and voice transmission, decreased by $2,500,000, or 40 percent, also primarily due to a loss of customers.

Operating Expenses

Operating expenses, excluding depreciation and amortization, for the third quarter 2002 compared to the same period in 2001 decreased $43,300,000, or 31 percent. Cost of services decreased approximately $38,600,000 primarily due to a reduction in network costs associated with the decrease in revenues discussed above and the disconnection of unused circuits.

Selling, general, and administrative (SG&A) expense decreased approximately $4,300,000 with expenses declining in most categories. Salaries and commissions decreased by $3,100,000 due to a reduced workforce. Outside contract services also decreased by $4,300,000 as we now perform billing, credit and collection services internally. Bad debt expense decreased $2,100,000 because of declining revenues. Partially offsetting these decreases was an increase of $6,800,000 for outside professional services, primarily relating to our disputes with Qwest.

Depreciation expense increased by approximately $3,900,000 due to segments of our fiber optic network being placed into service during the period.

Interest Expense and Other Deductions - Net

Interest expense decreased by $200,000 as we had a current portion of long-term debt outstanding in the third quarter 2001 and none in the same period in 2002.

Other deductions - net improved approximately $17,200,000 primarily due to the absence of write-downs in the third quarter 2002 as compared with the write-down of our investment and note receivable of $10,800,000 associated with MPCS and a write-down of our unconsolidated equity investment in iBEAM of $4,000,000 in the same period in 2001. The loss from unconsolidated equity investments decreased due to our exit from MPCS and TWW, a joint venture with Qwest, both in the third quarter 2002.

  DISCONTINUED OPERATIONS - UTILITY OPERATIONS, OIL AND NATURAL GAS OPERATIONS, AND COAL OPERATIONS

The utility operations, oil and natural gas operations, and the coal operations were accounted for as discontinued operations for the quarter ended September 30, 2001 and are separately reported. In the third quarter 2001, we reported income from discontinued operations, net of income taxes, of $1,700,000. We also recorded an after-tax adjustment of $14,400,000, which decreased the gain on the sale of the discontinued oil and natural gas operations. This decrease related to the increased sharing of sales proceeds with the utility's natural gas customers. The net effect of the income from discontinued operations and the adjustment of the gain on the sale of the discontinued oil and natural gas operations was a loss from discontinued operations in the third quarter 2001 of $0.12 per share.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

  EARNINGS (LOSS) PER SHARE - BASIC

We reported a consolidated basic net loss of $0.64 per share for the nine months ended September 30, 2002 as compared with consolidated basic net earnings of $0.20 per share for the same period in 2001.

  CONTINUING OPERATIONS

The loss from continuing operations increased $61,100,000, from a loss of $7,200,000, or $0.10 per share, for the nine months ended September 30, 2001 to a loss of $68,300,000, or $0.70 per share, for the same period in 2002.

Revenues

Revenues decreased $183,100,000, or 42 percent, from $431,900,000 for the nine months ended September 30, 2001 to $248,800,000 for the same period in 2002. For comparative purposes, the following table shows the breakdown of revenues.

	Nine Months Ended
	September 30,
	2002	2001
	(Thousands of Dollars)

REVENUES:
Voice	$ 97,700	$ 231,300
Private line	67,000	112,500
Access and other	31,700	45,700
Internet services	40,400	24,600
ATM/Frame relay	12,000	17,800
	$ 248,800	$ 431,900

Voice revenues for the nine months ended September 30, 2002 decreased $133,600,000, or 58 percent, primarily due to Qwest's removal of approximately $50,500,000 of its traffic from our network and the reasons mentioned in the quarterly analysis. For the nine months ended September 30, 2002, private line revenues, which include dedicated point-to-point capacity on our network, decreased by $45,500,000, or 40 percent, partially due to a loss of customers, including those who switched to other carriers, and $17,300,000 of revenue from a short-term contract which expired in late 2001. Access and other revenues declined by $14,000,000, or 31 percent, partially due to Qwest's withdrawal of approximately $8,000,000 in circuit access revenue. Equipment sales also declined by $3,500,000 due to our exit from this business in late 2001.

Internet services revenues increased by $15,800,000, or 64 percent, for the same reason mentioned in the quarterly analysis. Revenues from ATM/Frame relay products, which include network services for data, video, and voice transmission, decreased by $5,800,000, or 33 percent.

Operating Expenses

Operating expenses, excluding depreciation and amortization, for the nine months ended September 30, 2002 decreased $79,000,000, or 20 percent, compared to the same period in 2001. Cost of services decreased approximately $82,100,000, primarily due to a reduction in network costs associated with the decrease in revenues discussed above.

SG&A expense increased $4,000,000, primarily due to an increase of $15,300,000 in outside professional services associated with the Qwest dispute. This was offset by a reduction in bad debt expense of $2,100,000 related to the decline in revenues and a reduction in outside contract services of $10,000,000 as we now perform billing, credit and collection services internally.

Taxes other than income taxes decreased by $800,000 due to reduced property taxes associated with our network. Depreciation expense increased by $11,600,000 because we placed segments of our fiber optic network into service during the period.

Interest Expense and Other Deductions - Net

Interest expense decreased by $1,400,000 as we had a current portion of long-term debt outstanding in the nine months ended September 30, 2001 and none in the same period in 2002.

Other deductions - net improved $16,100,000 primarily due to the write-downs in the third quarter 2001 of our investment and note receivable of $10,800,000 associated with MPCS and a write-down of our unconsolidated equity investment in iBEAM of $4,000,000 as compared to a write-down of unconsolidated equity investments of $4,000,000 associated with the investment and note receivable from MPCS in the same period of 2002. The loss from unconsolidated equity investments also decreased primarily as the result of an adjustment of $2,700,000 to previously estimated expenses of TWW. We exited MPCS and TWW in the third quarter 2002.

  DISCONTINUED OPERATIONS - UTILITY OPERATIONS, OIL AND NATURAL GAS OPERATIONS, CONTINENTAL ENERGY, AND COAL OPERATIONS

The utility operations, oil and natural gas operations, Continental Energy, and the coal operations have been accounted for as discontinued operations for the nine months ended September 30, 2002 and 2001 and are separately reported. Income from discontinued operations decreased approximately $24,800,000. For the nine months ended September 30, 2002, income from discontinued utility operations was $5,900,000, or $0.06 per share, due to only one month of operations in 2002. Income from discontinued operations was $30,800,000, or $0.30 per share, for the nine months ended September 30, 2001. This resulted from gains from the sales of the coal operations and Continental Energy of $31,400,000 and $31,100,000, respectively. These gains were offset by a loss from operations of $27,600,000 from the utility operations due to a one-time payment to terminate an industrial power supply contract and an after-tax adjustment of $14,400,000, which decreased the gain on the sale of the discontinued oil and natural gas operations. The gain adjustment related to the increased sharing of sales proceeds with the utility's natural gas customers.

  DIVIDENDS ON PREFERRED STOCK

Dividends on Preferred Stock for the nine months ended September 30, 2002 include $1,800,000 for premium costs associated with the redemption of our outstanding Preferred Stock, $6.00 Series, and Preferred Stock, $4.20 Series, which occurred in the first quarter 2002.

  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangibles," we reclassified approximately $2,200,000 to goodwill for employee related costs associated with the June 30, 2000 acquisition of telecommunications services businesses from Qwest. Under the provisions of SFAS No. 142, we tested the goodwill for impairment by comparing the fair value of the goodwill to its carrying amount, and determined that the goodwill was impaired. We wrote off the net book value of goodwill and recorded the transitional impairment loss as a cumulative effect of a change in accounting principle, effective January 1, 2002. The impairment loss, net of income taxes, was approximately $1,400,000. The result was a decrease to basic and diluted earnings per share of $0.01 for the quarter ended March 31, 2002 and nine months ended September 30, 2002. For further discussion, refer to Consolidated Financial Statements Note 4, "Goodwill and Other Intangible Assets."

  LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used for continuing operating activities was $72,631,000 for the nine months ended September 30, 2002, compared with $245,705,000 for the nine months ended September 30, 2001. The decrease in cash used of $173,074,000 was attributable mainly to decreased working capital requirements for continuing operations, which was partially offset by the loss from continuing operations.

Operating activities were also impacted as a result of the consolidation of AFT and STA with our continuing operations. For details regarding the financial statement impact, refer to Consolidated Financial Statements Note 5, "Unconsolidated Equity Investments" in the "Consolidation of Investments" section.

Investing Activities

Net cash provided by investing activities of our continuing operations was $318,049,000 for the nine months ended September 30, 2002, compared with net cash used for investing activities of $12,207,000 for the nine months ended September 30, 2001. The increase of $330,256,000 resulted primarily from proceeds received from the sale of our former discontinued utility operations in the first quarter 2002, partially offset by an increase in temporary investments resulting from investing a portion of these proceeds, and cash used for net capital expenditures.

Net capital expenditures, relating to property, plant, and equipment, for the nine months ended September 30, 2002 and 2001 were $136,310,000 and $210,551,000, respectively. The decrease resulted primarily from lower capital requirements of our fiber optic network expansion. However, capital expenditures for the current period are higher than expected as a result of the consolidation of AFT and STA with our continuing operations. For details regarding the financial statement impact, refer to Consolidated Financial Statements Note 5, "Unconsolidated Equity Investments" in the "Consolidation of Investments" section.

A decrease of $14,061,000 in capital contributions to our unconsolidated equity investments resulted from reduced funding requirements as we continue to exit our non-strategic investments and as a result of consolidating AFT and STA with our continuing operations.

Financing Activities

Net cash used for financing activities of our continuing operations was $280,941,000 for the nine months ended September 30, 2002, compared with net cash provided by our continuing operations of $151,576,000 for the nine months ended September 30, 2001. The decrease was mainly attributable to the repayment of long-term debt and the redemption of preferred stock.

On February 15, 2002, we utilized a portion of the proceeds from the sale of the utility operations to repay the entire $254,100,000 balance outstanding under the Credit Facility, which we then cancelled.

Currently, we do not have any debt facilities in place.

For information on our financing activities, see Consolidated Financial Statements Note 6, "Long-Term Debt."

2002 Fund Requirements and Sources of Funds

Our capital expenditures for the fourth quarter of 2002 are estimated to be approximately $21,000,000.

We expect to fund our anticipated requirements for working capital, capital expenditures, and other necessary costs for the fourth quarter of 2002 from the amount of available cash reserves and the cash we expect to generate from operations. Currently, we do not have any debt or other liquidity facilities in place but are seeking outside funding. We cannot predict whether, upon what terms, or when any outside financing would be available.

For additional information regarding our liquidity and ability to secure acceptable financing, see "Challenges Facing the Telecommunications Industry and Our Company" in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements and how they are expected to affect us, see Consolidated Financial Statements Note 14, "New Accounting Pronouncements."

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE EXPOSURE

We repaid and cancelled our Credit Facility on February 15, 2002. Currently we do not have any short- or long-term debt facilities in place, nor do we currently use any derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us, including our consolidated subsidiaries, required to be included in our Exchange Act filings.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II

Other Information

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Consolidated Financial Statements Note 12, "Contingencies."

ITEM 4. Submission of Matters to a Vote of Security Holders

  Our Annual Meeting of Stockholders was held on September 24, 2002 in Minneapolis, Minnesota.
  Security holders elected two persons to our Board of Directors for three-year terms. The results of the vote were as follows:

Director	For	Withhold
R.D. Corette	68,813,017	18,210,812
Kay Foster	68,628,308	18,395,521

  Directors whose term of office as a director continued after the meeting are as follows:

  Tucker Hart Adams Carl Lehrkind, III

  Alan F. Cain Deborah D. McWhinney

  Robert P. Gannon Jerrold P. Pederson

  John R. Jester Noble E. Vosburg

  Security holders approved the new Long-Term Incentive Compensation Plan. The results of the vote were as follows:

For	Against	Abstentions
62,748,885	21,465,933	2,818,327

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	Exhibit 99a	Chief Executive Officer Section 906 Certification
	Exhibit 99b	Chief Financial Officer Section 906 Certification
(b)	Reports on Form 8-K Filed During the Quarter Ended September 30, 2002

	DATE	SUBJECT

July 31, 2002

Item 5. Other Events. Item 7. Financial Statements and Exhibits. Preliminary Consolidated Statements of Income for the Quarters Ended June 30, 2002 and 2001. Preliminary Discontinued Operations Listing of Income for the Quarters Ended June 30, 2002 and 2001. Preliminary Consolidated Statements of Income for the Six Months Ended June 30, 2002 and 2001. Preliminary Discontinued Operations Listing of Income for the Six Months Ended June 30, 2002 and 2001. Preliminary Consolidated Statements of Income for the Quarters Ended June 30, 2002 and March 31, 2002. Preliminary Discontinued Operations Listing of Income for the Quarters Ended June 30, 2002 and March 31, 2002.

August 1, 2002

Item 5. Other Events. Item 7. Form of Rights Agreement between the Company and The Bank of New York, as Rights Agent, including the Form of Certificate of Designations, the Form of Rights Certificate, and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibits A, B and C, respectively, previously filed on July 26, 2002 as Exhibit 1 to the Registrant's Registration Statement on Form 8-A and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOUCH AMERICA HOLDINGS, INC.
(Registrant)

By	/s/ J.P. Pederson
J.P. Pederson
Vice Chairman and Chief
Financial Officer

Dated: November 19, 2002

CERTIFICATIONS

I, Robert P. Gannon, certify that:

  I have reviewed this quarterly report on Form 10-Q of Touch America Holdings, Inc.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (Evaluation Date); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002
TOUCH AMERICA HOLDINGS, INC.
(Registrant)

By	/s/ R.P. Gannon
R.P. Gannon
Chief Executive Officer

I, Jerrold P. Pederson, certify that:

  I have reviewed this quarterly report on Form 10-Q of Touch America Holdings, Inc.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (Evaluation Date); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002
TOUCH AMERICA HOLDINGS, INC.
(Registrant)

By	/s/ J.P.Pederson
J.P. Pederson
Chief Financial Officer

EXHIBIT INDEX

Exhibit 99a

Chief Executive Officer Section 906 Certification

Exhibit 99b

Chief Financial Officer Section 906 Certification